Form 10-Q
period 1996-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 1996-05-15
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED:  3/31/96       COMMISSION FILE NUMBER:  033-33982


                         TUDOR FUND FOR EMPLOYEES L.P.
- - ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                   13-3543779
- - ----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

One Liberty Plaza, 51st Floor, New York, NY              10006
- - ----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (212) 602-6700
- - ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               X    YES         NO
                             -----       -----

                         PART 1 - FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                            MARCH 31,    DECEMBER 31,
                                              1996           1995
                                           (UNAUDITED)     (AUDITED)
                                          ------------- ---------------
                   ASSETS
                   ------
Cash                                       $4 ,408,609     $2,986,405
Equity in commodity trading accounts:
 Due From Broker                           1,928,352      1,349,843
 U.S. Governement Obligations              4,840,102      4,845,289
 Net unrealized gain on open
  commodity interests                        273,035        142,353
                                          ------------- ---------------
   Total equity                              7,041,489      6,337,485
                                          ------------- ---------------
       Total assets                        $11,450,098     $9,323,890
                                          ============= ===============

    LIABILITIES AND PARTNERS' CAPITAL
    ---------------------------------
LIABILITIES:

Pending Partner Additions                  $ 1,080,068     $  718,024
Redemptions payable                            381,026        392,382
Incentive fees payable                         131,741         42,095
Management fees payable                         32,025         13,636
Accrued professional fees and other             49,920         44,360
                                          ------------- ---------------
       Total liabilities                     1,674,780      1,210,497
                                          ------------- ---------------
            PARTNERS' CAPITAL
- - ----------------------------------------
Limited Partners, 10,000 units authorized
 and 2,389.736 and 2,190.191 outstanding at
 March 31, 1996 and December 31, 1995        7,702,900      6,272,162

General Partner, 642.943 units outstanding
 at March 31, 1996 and December 31, 1995     2,072,418      1,841,231
                                          ------------- ---------------
       Total partners' capital               9,775,318      8,113,393
                                          ------------- ---------------

       Total liabilities and partners'
        capital                            $11,450,098     $9,323,890


       The accompanying notes are an integral part of these statements

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)


                                           MARCH 31,    MARCH 31,
                                             1996         1995

REVENUES:

Net realized trading gains                 $1,116,079   $1,362,547
Change in net unrealized trading gains        130,428      272,498
Interest income                               118,595       89,368
                                         -------------  -----------
         Total revenues                     1,365,102    1,724,413
                                         -------------  -----------

EXPENSES:
Brokerage commissions and fees                 40,416       63,042
Incentive fees                                131,741      152,508
Management fees                                47,961       38,917
Professional fees and other                    24,730       18,000
Amortization expense                             ----        2,500

         Total expenses                       244,848      274,967
                                         -------------  -----------
         Net income                        $1,120,254   $1,449,446
                                         =============  ===========
         Limited Partners' Net Income         889,067    1,153,299

         General Partner's Net Income         231,187      296,147
                                         -------------  -----------
                                           $1,120,254   $1,449,446
                                         =============  ===========
          Change in Net Asset Value Per
           Unit                               $359.58      $460.62
                                         =============  ===========

          Average Net Income Per Unit         $358.15      $457.66
                                         =============  ===========



        The accompanying notes are an integral part of these statements

                         TUDOR FUND FOR EMPLOYEES L.P.
                   STATEMENT OF CHANGES IN PARTNERS' CAPITAL
   FOR THE PERIOD ENDED MARCH 31, 1996 AND THE YEAR ENDED DECEMBER 31, 1995
                                  (UNAUDITED)


                                             LIMITED PARTNERS           GENERAL PARTNER
                                         --------------------------  ----------------------      TOTAL         NEW ASSET VALUE
                                            UNITS        CAPITAL       UNITS        CAPITAL     CAPITAL         PER UNIT
                                         --------------------------  -----------------------   ----------      ---------------


Partners' Capital, January 1, 1995        2,409.778   $   5,297,977    642.943     $1,413,533   $  6,711,510      $2,198.53

 Net income                                  -            1,621,026       -           427,698      2,048,724
 TIC 401(k) Plan unit adjustment (a)          0.674                       -              -             -
 Capital contributions                      489.296       1,197,007       -              -         1,197,007
 Redemptions                               (709.557)     (1,842,848)      -              -        (1,843,848)
                                         ------------  -------------  ------------  ------------- -------------

Partners' Capital, December 31, 1995 (b)  2,190.191       6,272,162    642.943      1,841,231      8,113,393       2,863.75
                                         ------------  -------------  ------------  ------------- -------------  -------------
 Net income                                  -              889,067       -           231,187      1,120,254
 TIC 401(k) Plan unit adjustment (a)          2.005                       -             -              -
 Capital contributions                      315.749         922,696       -             -            922,696
 Redemptions                               (118.209)       (381,025)      -             -           (381,025)
                                         ------------  -------------  ------------  ------------- -------------
Partners' Capital, March 31, 1996 (b)     2,389.736   $   7,702,900    642.943    $ 2,072,418    $ 9,775,318      $3,223.33
                                         ============  =============  ============  ============= =============  =============

(a) (See Note 3-Capital Accounts)
(b) (See Note 4-Redemption of Units)

        The accompanying notes are an integral part of these statements

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)
(1)  ORGANIZATION
     -------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management Company, Inc., a Delaware corporation ("SMI"), was the general partner for the Partnership during the quarter ended March 31. 1996 and owned approximately 643 units of general partnership interest. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC") and its affiliates and certain employee benefit plans. Effective April 4, 1996, SMI was merged into Second Management LLC, a Delaware limited liability company (together with SMI , the "General Partner").

     The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forward, and option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in its Limited Partnership Agreement.


     DUTIES OF THE GENERAL PARTNER
     -------------------------------

     The General Partner acts as the commodity pool operator for the Partnership and is responsible for the selection and monitoring of the commodity trading advisor and the commodity brokers used by the Partnership. The General Partner is also responsible for the performance of all administrative services necessary to the Partnership's operations.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     --------------------------------------------

     ACCOUNTING POLICY
     -----------------

     The financial statements presented have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management of the General Partner, include all adjustments necessary for a fair statement of each period presented.

     REVENUE RECOGNITION
     ---------------------

     Commodity interests are recorded on the trade date at the transacted contract price and valued at market.

     BROKERAGE COMMISSIONS AND FEES
     --------------------------------

     These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution of commodity interest trades. Commissions and fees associated with open commodity interests at the end of the period are accrued on a round-turn basis.

     INCENTIVE FEE
     -------------

     The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Trading Profits (as defined by the Limited Partnership Agreement) earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC has waived its right to receive incentive fees attributable to units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan").

     MANAGEMENT FEE
     --------------

     The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/6 of 1% (2% per annum) of the Partnership's net assets. Effective August 1, 1995, TIC has waived its right to receive management fees attributable to units held at the beginning of each month by the TIC 401(k) plan.

     ORGANIZATIONAL AND OFFERING COSTS
     ----------------------------------

     The General Partner paid all of the offering and organizational costs incurred in connection with the start up of the Partnership and the initial offering of units. The General Partner was reimbursed by the Partnership for offering expenses of $106,728 over the first 12 months of its operations and was reimbursed for organizational expenses of $48,200 from commencement of trading operations (July 1990) through June 1995.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     Assets and liabilities denominated in foreign currencies are translated at month-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of operations.

     U.S. GOVERNMENT OBLIGATIONS
     ---------------------------

     The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through October 1996, are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $5,000,000 (cost $4,751,711 and $4,782,246) at March 31, 1996 and December 31, 1995.

(3)  CAPITAL ACCOUNTS
     ----------------

     Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units. The Partnership's net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partner based on the ratio that each capital account bears to all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value.

(4)  REDEMPTION OF UNITS
     -------------------

     At each quarter-end, units are redeemable at the discretion of the limited partner. Redemption of units in $1,000 increments or a full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. However, monthly redemptions have been required in the case of employee resignations. Partial redemptions of units which would reduce the net asset value of a limited partner's unredeemed units to less than the minimum investment then required of new limited partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

(5)  INCOME TAXES
     ------------

     No provision for income taxes has been made in the accompanying financial statements. Partners are responsible for reporting income or loss based upon their respective shares of revenue and expenses of the Partnership.

(6)  RELATED PARTY TRANSACTIONS
     --------------------------

     The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions.

     Bellwether Partners LLC., ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's spot and forward contract counterparty and receives commissions on foreign exchange forward and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contract transactions, no more than 20% of the Partnership's net assets. Effective August 1, 1995, BPL ceased receiving commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

     Bellwether Futures LLC, a Delaware limited liability company and an affiliate of the General Partner, receives give-up fees as compensation for managing the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

     TIC, an affiliate of the General Partner, receives incentive and management fees as compensation for acting as the Partnership's trading advisor (see
     Note 2).


(7)  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATION
     -------------------------------------------------------------------
     OF CREDIT RISK
     --------------

     The Partnership is a party to financial instruments with elements of off-balance sheet credit and market risk in excess of the amount recognized in the statements of financial condition through its trading of financial futures, forwards, swaps and exchange traded and negotiated over-the-counter option contracts.

     Exchange traded futures contracts are marked to market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. The Partnership has not taken or made physical delivery on futures contracts. The forward contracts are generally settled with the counterparty at least two business days after the trade.

     At March 31, 1996 and December 31, 1995, the Partnership held financial instruments with the following approximate aggregate notional value (in millions):

                                                 March    December
                                                 1996       1995
                                              ---------  ---------
Exchange Traded Contracts:
- - ----------------------------------------
Interest Rate Futures and Option Contracts
- - ------------------------------------------
    Domestic                                      $16.8     $ 2.4
    Foreign                                         6.0       5.2

Foreign Exchange Contracts
- - ----------------------------------------
    Financial Futures Contracts                     2.7        .4
    Forward Currency Contracts                     19.3       4.8

Equity Index Futures
- - ----------------------------------------
    Domestic                                       ---        6.2
    Foreign                                         2.9       1.9

Over-the Counter Contracts:
- - ----------------------------------------
    Forward Currency Contracts                      8.3       4.9
                                              ---------  ---------
Total                                             $56.0     $25.8
                                              =========  =========

As of March 31, 1996 and December 31, 1995, there were no swaps outstanding. Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at March 31, 1996 and December 31, 1995 mature through, or matured on, the following dates:

                                                 March 1996     December 1995
                                               --------------  ---------------

  Interest Rate Futures and Option Contracts     June 1996       March 1996
  Foreign Exchange Contracts                     June 1996       March 1996
  Equity Index Futures                           June 1996       March 1996
  Over-the Counter Contracts                     April 4, 1996   January 5, 1996

    The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statement of financial condition based on month-end balances (in thousands):


                                              Assets            Liabilities
                                        1996       Average    1996      Average
                                        ----       -------   ----      --------
Exchange Traded Contracts:
- - --------------------------
Interest Rate Contracts
- - --------------------------
   Domestic                             $110        $ 71   $  ---      $  7
   Foreign                                26           8      ---         2

Foreign Exchange Contracts                55          62        4         2
- - --------------------------

Equity Index Futures
- - --------------------
   Domestic                              ---           3      ---       ---
   Foreign                                90         202      ---       ---

Over-the-Counter Contracts:
- - ---------------------------
   Forward Currency Contracts            ---         ---       19        15
                                      -----------------------------------------

     Total                             $ 281       $ 346   $   23      $ 26
                                      =========================================

     Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three months ended March 31, 1996 and 1995



                                                              1996       1995
                                                           ----------  ---------
           Interest Rate Futures and Option Contracts
           ------------------------------------------
               Domestic                                      $  167    $ (219)
               Foreign                                           93       (26)

           Foreign Exchange Contracts                           539     1,019
           --------------------------

           Equity Index Futures
           --------------------
               Domestic                                        (117)      (65)
               Foreign                                          602       871

           Over-the-Counter Contracts                           (72)      (72)
           --------------------------

           Non-Financial Derivative Instruments                  (6)       64
           ------------------------------------
                                                           ----------  ---------

                Total                                        $1,206    $1,572
                                                           ==========  =========

    In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a futures commission merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCM's to segregate client funds to insure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCM's and counterparties and, when deemed necessary, reduces its exposure to these FCM's and counterparties. The Partnership's exposure to credit risk associated with the non-performance of these FCM's and counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCM's. BPL is the Partnership's spot and forward contract counterparty (see Note (6) above). Notwithstanding the risk monitoring and credit review performed by the Partnership with respect to its FCM's and counterparties, including BPL, there always is a risk of non-performance.

    The Partnership's exposure to credit risk associated with the non-performance of these counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets.

    Generally, financial contracts can be closed out at the discretion of the trading advisor. However, an illiquid market could prevent the closeout of positions.

                ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
                -------  -------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $922,696 and redemptions of $381,026 during the quarter ended March 31, 1996 (the "Current Quarter"). From its inception through April 1, 1996, the Partnership received total Limited Partner contributions of $11,572,426 and had total withdrawals of $7,909,475. In addition, the General Partner contributed $1.9 million since inception. The General Partner redeemed $2 million on March 31, 1994. The General Partner continues to maintain the largest equity interest in the Partnership. The General Partner's equity in the Partnership as of March 31, 1996 was approximately $2.1 million, representing 21% of the Partnership's equity. At April 1, 1996, the Partnership had a total of 95 Limited Partners.

As is specified in the First Amended and Restated Limited Partnership Agreement dated July 1, 1995, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. From its inception through April 1, 1996, the Partnership has received a total of $527,973 in contributions from the TIC 401(k) Plan. The TIC 401(k) Plan's equity in the Partnership as of April 1, 1996 was approximately $590,000, representing approximately 5.4% of Partnership equity or approximately 9.4% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of March 31, 1996 and December 31, 1995, U.S. Government obligations with varying maturities through October 1996 represented approximately 42% and 52% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $118,595, compared to $89,368 during the quarter ended March 31, 1995. This increase was due to an increase in the Partnership's assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represents approximately 38% and 32% of the Partnership's assets as of March 31, 1996 and December 31, 1995. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short term and long term basis.

Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most U. S. commodity exchanges limit fluctuations in certain commodity futures and options contract prices during a single day by regulations referred to as a "daily price fluctuation limit" or "daily limit." Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract has increased or decreased by an amount equal to the "daily limit," positions in such contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity interest contract positions and impose restrictions on redemptions.

(2)  CAPITAL RESOURCES
     -----------------

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of units in the future will affect the amount of funds available for investments in commodity interest contracts in subsequent periods.

The Partnership is currently open to new investments which can be made on a quarterly basis. Such investments are limited to existing and future employees of TIC and certain of its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS
     ---------------------

As of March 31, 1996 and 1995, the Net Asset Value per unit was $3,223.33 and $2,659.15. For the quarter ended March 31, 1996, the Partnership had a gain of 12.55% or $359.58 per unit, compared to a gain of 20.95% or $460.62 per unit for the quarter ended March 31, 1995.

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three months ended March 31, 1996 and 1995.

                                                          1996       1995
                                                       ---------- ----------
        Interest Rate Futures and Option Contracts
        ------------------------------------------
            Domestic                                     $  167    $ (219)
            Foreign                                          93       (26)

        Foreign Exchange Contracts                          539     1,019
        --------------------------

        Equity Index Futures
        --------------------
            Domestic                                       (117)      (65)
            Foreign                                         602       871

        Over-the-Counter Contracts                          (72)      (72)
        --------------------------

        Non-Financial Derivative Instruments                 (6)       64
        ------------------------------------

            Total                                        $1,206    $1,572
                                                       =====================

Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous years' results. The Partnership's net trading gains and losses represent a positive return on average net assets of 12.3% and 21.7% for the quarters ended March 31, 1996 and 1995. Brokerage commissions and fees were .4% and .8% of average net assets for the quarters ended March 31, 1996 and 1995. In general, commission rates have remained stable during the past three years.

Professional fees and other expenses increased during the Current Quarter ended March 31, 1996, as compared to the quarter ended March 31, 1995, due to increases in legal, audit and bank charges.

Incentive fees are paid quarterly based on Net Trading Profits as described in the Limited Partnership Agreement. For the quarters ended March 31, 1996 and 1995, incentive fees were 10.9% and 9.7% of trading gains, net of commissions and fees.

Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          TUDOR FUND FOR EMPLOYEES L.P.



                                          By:  /s/ Mark F. Dalton
                                               ------------------

                                               Second Management LLC
                                               General Partner

                                               Mark F. Dalton
                                               President and Chief
                                               Operating Officer


                                          By:  /s/ Patrick A. Keenan
                                               ---------------------

                                               Second Management LLC
                                               General Partner

                                              Patrick A. Keenan
                                              Vice President and
                                              Chief Financial Officer

May 14, 1996