Form 10-Q
period 1996-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 1996-08-14
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED:  6/30/96       COMMISSION FILE NUMBER:  033-33982


                         TUDOR FUND FOR EMPLOYEES L.P.
- ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                   13-3543779
- ----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)


600 Steamboat Rd. Greenwich, CT                         06830
- ----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (203) 863-6700
- ----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                X    YES         NO
                               ---           ---

                         PART 1 - FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                             JUNE 30,        DECEMBER 31,
                                                                               1996              1995
                                                                            (UNAUDITED)       (AUDITED)
                                                                            -----------      ------------
                                 ASSETS
                                 ------

Cash                                                                       $   1,651,602       $ 2,986,405
Equity in commodity trading accounts:
Due from broker                                                                1,973,827         1,349,843
U.S. Government obligations                                                    7,798,274         4,845,289
Net unrealized gain (loss) on open commodity interests                           (13,774)          142,353
                                                                           --------------   --------------
 Total equity                                                                  9,758,327         6,337,485
                                                                           --------------   --------------

   Total assets                                                            $  11,409,929       $ 9,323,890
                                                                           ==============   ==============


LIABILITIES AND PARTNERS CAPITAL
- --------------------------------

LIABILITIES:

Pending partner additions                                                  $         ---       $   718,024
Redemptions payable                                                              288,325           392,382
Incentive fees payable                                                            34,331            42,095
Management fees payable                                                           54,367            13,636
Accrued professional fees and other                                               55,511            44,360


   Total liabilities                                                             432,534         1,210,497
                                                                           --------------   --------------

PARTNERS CAPITAL
- ----------------
Limited Partners, 10,000 units authorized and 2,640.024  and
 2,190.191 outstanding at June 30, 1996 and December 31, 1995                  8,827,558         6,272,162
General Partner, 642.943 units outstanding at
 June 30, 1996 and December 31, 1995                                           2,149,837         1,841,231
                                                                           --------------   --------------

   Total partners capital                                                     10,977,395         8,113,393
                                                                           --------------   --------------

   Total liabilities and partners capital                                  $  11,409,929       $ 9,323,890
                                                                           ==============   ==============

       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS  ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)


                                                     THREE MONTHS                       SIX MONTHS
                                                     ENDED JUNE 30                     ENDED JUNE 30
                                                  1996             1995              1996           1995
                                                  ----             ----              ----           -----
REVENUES:
Net realized trading gain (loss)   $            691,846        $(285,613)      $ 1,807,925   $  1,076,933
Unrealized trading gain (loss)                 (281,672)        (212,496)         (151,244)        60,002
Interest income                                 142,552           99,057           261,147        188,425


   Total revenues                               552,726         (399,052)        1,917,828      1,325,360
                                -----------------------    ----------------------------------------------

EXPENSES:
Brokerage commissions and fees                   29,192           54,047            69,606        117,087
Incentive fees                                   34,331             ----           166,073        152,508
Management fees                                  54,367           38,112           102,329         77,030
Professional fees and other                      24,501           18,000            49,231         36,000
Amortization expense                               ----            2,500              ----          5,000
                                -----------------------    ----------------------------------------------

   Total expenses                               142,391          112,659           387,239        387,625
                                -----------------------    ----------------------------------------------

   Net income                      $            410,335        $(511,711)      $ 1,530,589   $    937,735
                                =======================    ==============================================
                                                                                               1,221,,983

Limited Partners Net Income                     332,916         (400,031)        1,221,983        753,268

General Partners Net Income                      77,419         (111,680)          308,606        184,467
                                -----------------------    ----------------------------------------------

                                   $            410,335        $(511,711)      $ 1,530,589   $    937,735
                                =======================    ==============================================


Change in Net Asset Value Per                   $120.41        $ (173.71)          $479.99        $286.91
 Unit
                                =======================    ==============================================

  Average Net Income Per Unit                   $121.82        $ (173.22)          $471.23        $306.39
                                =======================    ==============================================





       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         TUDOR FUND FOR EMPLOYEES L.P.
                   STATEMENTS OF CHANGES IN PARTNERS CAPITAL
    FOR THE PERIOD ENDED JUNE 30, 1996 AND THE YEAR ENDED DECEMBER 31, 1995

                                     LIMITED PARTNERS   GENERAL PARTNER         TOTAL      NET ASSET VALUE
                                          UNITS             CAPITAL             UNITS          CAPITAL         CAPITAL     PER UNIT
                                   ------------------------------------    ---------------------------------------------------------

Partners Capital, January 1, 1995           2,409.778       $ 5,297,977          642.943       $ 1,413,533   $ 6,711,510   $2,198.53



 Net income                                       ---         1,621,026              ---           427,698     2,048,724
 TIC 401(k) Plan unit                           0.674               ---              ---               ---           ---
  adjustment (a)
 Capital Contributions                        489.296         1,197,007              ---               ---     1,197,007
 Redemptions                                 (709.557)       (1,843,848)             ---               ---    (1,843,848)
                                            ----------      ------------         --------      -----------   ------------

Partners Capital, December 31,  1995        2,190.191         6,272,162          642.943         1,841,231     8,113,393   $2,863.75


                                            ----------      ------------         --------      -----------   ------------

 Net income                                       ---         1,221,983              ---           308,606     1,530,589
 TIC 401(k) Plan unit                           3.444               ---              ---               ---           ---
  adjustment (a)
 Capital Contributions                        650.826         2,002,764              ---               ---     2,002,764
 Redemptions                                 (204.437)         (669,351)             ---               ---      (669,351)
                                            ----------      ------------         --------      -----------   ------------

Partners Capital, June 30, 1996 (b)         2,640.024       $ 8,827,558          642.943       $ 2,149,837   $10,977,395   $3,343.74

                                            ==========      ============         ========      ===========   ============

(a) (See Note 3 - Capital Accounts)
(b) (See Note 4 - Redemption of Units)



       THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1996
                                  (UNAUDITED)

(1)  ORGANIZATION
     -------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC, a Delaware limited liability company (SML), is the general partner and owned approximately 643 units of general partnership interest as of June 30, 1996. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC"), its affiliates and certain employee benefit plans.

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


     DUTIES OF THE GENERAL PARTNER
     -------------------------------

     The General Partner is the commodity pool operator for the Partnership and is responsible for the selection and monitoring of the commodity trading advisor and the commodity brokers used by the Partnership. The General Partner is also responsible for the performance of all administrative services necessary to the Partnership's operations.

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

     INCENTIVE FEE
     -------------

     The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Trading Profits (as defined by the Limited Partnership Agreement) earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC waived its right to receive incentive fees attributable to units held by the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the TIC 401(k) Plan).

     MANAGEMENT FEE
     --------------

     The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/6 of 1% (2% per annum) of the Partnership's net assets. Effective August 1, 1995, TIC waived its right to receive management fees attributable to units held by the TIC 401(k) plan.

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

     U.S. GOVERNMENT OBLIGATIONS
     ---------------------------

     The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through October 1996, are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $8,000,000 and $5,000,000 (cost $7,615,282 and $4,782,246) at June 30, 1996 and
     December 31, 1995.

(3)  CAPITAL ACCOUNTS
     ----------------

     Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units. The Partnership's net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partner based on the ratio that each capital account bears to all capital accounts as of the beginning of the month. The number of units of limited partnership interests held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plans capital account with the Partnerships per unit value.

(4)  REDEMPTION OF UNITS
     -------------------

     At each quarter-end, units are redeemable at the discretion of the limited partner. Redemption of units in $1,000 increments or a full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. However, monthly redemptions have been required in the case of employee terminations. Partial redemptions of units which would reduce the net asset value of a limited partner's unredeemed units to less than the minimum investment then required of new limited partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

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

     Bellwether Partners LLC, ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's spot and forward contract counterparty and receives commissions on foreign exchange forward and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contract transactions, no more than 20% of the Partnership's net assets. Effective August 1, 1995, BPL ceased receiving commissions for transacting the Partnerships foreign exchange forward and commodity forward contracts.

     Bellwether Futures LLC, a Delaware limited liability company and an affiliate of the General Partner, manages the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

     TIC, an affiliate of the General Partner, receives incentive and management fees as the Partnership's trading advisor (see Note 2).


(7)  FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND CONCENTRATION OF
     ----------------------------------------------------------------------
     CREDIT RISK
     -----------

     The Partnership is a party to financial instruments with elements of off-balance sheet credit and market risk in excess of the amount recognized in the statements of financial condition through its trading of financial futures, forwards, swaps and exchange traded and negotiated over-the-counter option contracts.

     Exchange traded futures contracts are marked to market daily, with variations in value settled on a daily basis with both the exchange upon which they are traded and the futures commission merchant through which the commodity futures and options are executed. The Partnership has not taken or made physical delivery on futures contracts. The forward contracts are generally settled with the counterparty at least two business days after the trade.

     At June 30, 1996 and December 31, 1995, the Partnership held financial instruments with the following approximate aggregate notional value (in millions):


                                          June   December
                                          1996     1995
                                        ------- ----------
Exchange Traded Contracts:
- --------------------------
Interest Rate Futures and Option
 Contracts
- --------------------------------
 Domestic                                 $ ---     $ 2.4
 Foreign                                    1.6       5.2

Foreign Exchange Contracts
- --------------------------
 Financial Futures Contracts                1.8        .4
 Forward Currency Contracts                 1.3       4.8

Equity Index Futures
- --------------------
 Domestic                                   ---       6.2
 Foreign                                    ---       1.9

Over-the Counter Contracts:
- ---------------------------
 Forward Currency Contracts                 ---       4.9
                                        -------   --------

Total                                     $ 4.7     $25.8
                                        ========  ========


    As of June 30, 1996 and December 31, 1995, there were no swaps outstanding. Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at June 30, 1996 and December 31, 1995 mature through, or matured on, the following dates:

                                            June 1996     December 1995
                                        --------------- -----------------

Interest Rate Futures and Option          December 1996    March 1996
 Contracts
Foreign Exchange Contracts                December 1996    March 1996
Equity Index Futures                              -----    March 1996
Over-the Counter Contracts                        -----  January 5, 1996

    The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition based on month-end balances (in thousands):


                                     Assets              Liabilities
                               June 30,              June 30,
                                 1996       Average    1996     Average
                             ------------   -------  --------   -------
Exchange Traded Contracts:
- --------------------------
Interest Rate Contracts
- -----------------------
 Domestic                        $   ---      $ 43    $   ---      $ 8
 Foreign                             ---         7          2        9

Foreign Exchange Contracts           ---        49          7        2
- --------------------------

Equity Index Futures
- --------------------
 Domestic                            ---         1        ---      ---
 Foreign                             ---       103        ---      ---

Over-the-Counter Contracts:                     26                   7
- -----------------------------
 Forward Currency Contracts          ---                  ---      ---
                                --------     -----    -------    -----

  Total                         $   ---       $229         $9      $26
                                ========     =====    =======    =====

     Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three and six months ended June 30, 1996 and 1995

                               THREE MONTHS        SIX MONTHS
                               ENDED JUNE 30     ENDED JUNE 30
                               1996    1995      1996      1995
                              ------  ------    ------    ------
Interest Rate Contracts
- ----------------------------
 Domestic                     $ 506    $(158)   $  672    $ (377)
 Foreign                       (340)    (102)     (247)     (128)

Foreign Exchange Contracts      288     (480)      828       479
- ----------------------------

Equity Index Futures
- ----------------------------
 Domestic                      (192)    (307)     (309)     (372)
 Foreign                          1      299       603     1,170

Over-the-Counter Contracts      178      202       106       190
- ----------------------------

Non-Financial Instruments       (60)      (6)      (66)       58
- ----------------------------
                              ------   ------   -------   ------

  Total                       $ 381    $(552)   $1,587    $1,020
                              ======   ======   =======   ======

    In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a futures commission merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to insure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCMs and counterparties and, when deemed necessary, reduces its exposure to these FCMs and counterparties. The Partnership's exposure to credit risk associated with the non-performance of these FCMs and counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions are transacted with major international FCMs. BPL is the Partnership's spot and forward contract counterparty (see Note (6) above). Notwithstanding the risk monitoring and credit review performed by the Partnership with respect to its FCMs and counterparties, including BPL, there always is a risk of non-performance.

    The Partnership's exposure to credit risk associated with the non-performance of these counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets.

    Generally, financial contracts can be closed out at the discretion of the trading advisor. However, an illiquid market could prevent the closeout of positions.

                ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
                ----------------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $1,080,068 and redemptions of $288,325 during the quarter ended June 30, 1996 (the "Current Quarter"). From its inception through July 1, 1996, the Partnership received total Limited Partner contributions of $11,568,771 and had total withdrawals of $8,197,800. In addition, the General Partner contributed $1.9 million since inception. The General Partner redeemed $2 million on March 31, 1994. The General Partner continues to maintain the largest equity interest in the Partnership. The General Partner's equity in the Partnership as of June 30, 1996 was approximately $2.15 million, representing approximately 20% of the Partnership's equity. At July 1, 1996, the Partnership had a total of 90 Limited Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted its first investment of $99,306 from the Tudor Investment Corporation 401(k)
Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. From its inception through July 1, 1996, the Partnership received a total of $527,973 in contributions from the TIC 401(k) Plan. The TIC 401(k) Plans equity in the Partnership as of July 1, 1996 was approximately $617,000, representing approximately 5.6% of Partnership equity or approximately 9.9, excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plans capital account with the Partnerships per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnerships foreign exchange spot, forward and options and commodity forward contracts.

(1)  LIQUIDITY
     ---------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of June 30, 1996 and December 31, 1995, U.S. Government obligations with varying maturities through October 1996 represented approximately 68% and 52% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $142,552, compared to $99,057 during the quarter ended June 30, 1995. This increase was due to an increase in the Partnership's assets and additional purchases of U.S. Government Obligations during the Current Quarter.

In the context of the commodity or futures trading industry and cash equivalents, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represents approximately 14% and 32% of the Partnership's assets as of June 30, 1996 and December 31, 1995. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short-term and long-term basis.

Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most U. S. commodity exchanges limit fluctuations in certain commodity futures and options contract prices during a single day by regulations referred to as a "daily price fluctuation limit" or "daily limit." Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract has increased or decreased by an amount equal to the "daily limit," positions in such contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity interest contract positions and impose restrictions on redemptions.

(2)  CAPITAL RESOURCES
     -----------------

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of units in the future will affect the amount of funds available for investments in commodity interest contracts in subsequent periods.

The Partnership is currently open to new investments which can be made on a quarterly basis. Such investments are limited to existing and future employees of TIC, certain of its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS
     ---------------------

As of June 30, 1996 and 1995, the Net Asset Value per unit was $3,343.74 and $2,485.44. For the six months ended June 30, 1996, the Partnership had a gain of 16.76% or $479.99 per unit, compared to a gain of 13.05% or $286.91 per unit for the six months ended June 30, 1995. For the Current Quarter, the Partnership had a gain of 3.73% of $120.41 per unit, compared to a loss of (6.53%) or ($173.71) per unit for the three months ended June 30, 1995.

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three months and six months ended June 30, 1996 and 1995.


                               THREE MONTHS        SIX MONTHS
                               ENDED JUNE 30     ENDED JUNE 30
                               1996    1995      1996      1995
                              ------  -----     ------    ------
Interest Rate Contracts
- ----------------------------
 Domestic                     $ 506    $(158)   $  672    $ (377)
 Foreign                       (340)    (102)     (247)     (128)

Foreign Exchange Contracts      288     (480)      828       479
- ----------------------------

Equity Index Futures
- ----------------------------
 Domestic                      (192)    (307)     (309)     (372)
 Foreign                          1      299       603     1,170

Over-the-Counter Contracts      178      202       106       190
- ----------------------------

Non-Financial Instruments       (60)      (6)      (66)       58
- ----------------------------
                            --------   ------   -------   -------

  Total                       $ 381    $(552)   $1,587    $1,020
                            ========   ======   =======   =======

Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous years results. The Partnership's net trading gains and losses represent a positive return on average net assets of 3.4% for the Current Quarter compared to a negative return of 7.1% for the second quarter of 1995. The Partnership's net trading gains represent a positive return on average net assets of 15.0% for the six months ended June 30, 1995 compared to a positive return of 13.6% for the six months ended June 30, 1995 Brokerage commissions and fees were .3% and .7% of average net assets for the quarters ended June 30, 1996 and 1995 and .7% and 1.5% for the six months ended June 30, 1996 and 1995. In general, commission rates have remained stable during the past three years.

Professional fees and other expenses increased during the Current Quarter, as compared to the quarter ended June 30, 1995, due to increases in legal, audit and bank charges. For the six months ended June 30, 1996, incebtuve fees were 10.5% of trading gains,net of commissions, compared to 15.0% for the six months ended June 30, 1996.

Incentive fees are paid quarterly based on Net Trading Profits as described in the Limited Partnership Agreement. For the quarter ended June 30, 1996, incentive fees were 9.0% of trading gains, net of commissions and fees. During the second quarter of 1995 there was no incentive fee earned due to net trading losses for the quarter. For the six months ended June 30, 1996, incentive fees were 10.5% of trading gains, net of commissions, compared to 15% for the six months ended June 30, 1995.

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

August 14, 1996