Form 10-Q
period 1996-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 1996-11-14
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:   9/30/96      COMMISSION FILE NUMBER:  033-33982
                         -------                               ---------

                         TUDOR FUND FOR EMPLOYEES L.P.
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                    13-3543779
----------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                   Identification No.)

                                                        06830
600 Steamboat Rd. Greenwich, CT
----------------------------------------------------------------------------
(Address of principal executive offices)              (Zip Code)

                                (203) 863-6700
----------------------------------------------------------------------------
             (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               X    YES  _____  NO
                             -----

                        PART 1 - FINANCIAL INFORMATION
                        Item 1. - Financial Statements
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                          SEPTEMBER 30,   DECEMBER 31,
                                               1996           1995
                                           (UNAUDITED)      (AUDITED)
                                        ------------------------------
ASSETS
------

Cash                                        $ 2,119,805     $2,986,405
Equity in commodity trading accounts:
Due from broker                                 606,795      1,349,843
U.S. Government obligations                   8,836,438      4,845,289
Net unrealized gain (loss) on open               (4,791)       142,353
 commodity interests
                                        ------------------------------
  Total equity                                9,438,442      6,337,485
                                        ------------------------------

      Total assets                          $11,558,247     $9,323,890
                                        ==============================


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Pending partner additions                   $   417,398     $  718,024
Redemptions payable                             337,672        392,382
Incentive fees payable                             ----         42,095
Management fees payable                          52,708         13,636
Accrued professional fees and other              75,798         44,360


      Total liabilities                         883,576      1,210,497
                                        ------------------------------

PARTNERS' CAPITAL
-----------------
Limited Partners, 10,000 units
 authorized and 2,686.306  and
 2,190.191 outstanding at September 30,       8,613,182      6,272,162
  1996 and
 December 31, 1995
General Partner, 642.943 units
 outstanding at
 September 30, 1996 and December 31,          2,061,489      1,841,231
  1995
                                        ------------------------------

      Total partners' capital                10,674,671      8,113,393
                                        ------------------------------

      Total liabilities and partners'       $11,558,247     $9,323,890
       capital
                                        ==============================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS  ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)


                                                  THREE MONTHS               NINE MONTHS
                                               ENDED SEPTEMBER 30          ENDED SEPTEMBER 30
                                                 1996       1995           1996           1995
                                        --------------------------     ---------------------------
REVENUES:
Net realized trading gain (loss)           $  (515,298)   $513,482        $1,292,628   $ 1,590,415
Unrealized trading gain (loss)                     545     (10,118)         (150,700)       49,884
Interest income                                142,524      94,724           403,671       283,149


  Total revenues                              (372,228)    598,088         1,545,599     1,923,448
                                        ----------------------------------------------------------

EXPENSES:
Brokerage commissions and fees                  22,774      21,019            92,380       138,107
Incentive fees                                    ----        ----           166,073       152,508
Management fees                                 52,708      37,080           155,037       114,108
Professional fees and other                     23,729      18,000            72,959        54,000
Amortization expense                              ----        ----              ----         5,000
                                        ----------------------------------------------------------

  Total expenses                                99,211      76,099           486,449       463,725
                                        ----------------------------------------------------------

  Net income                               $  (471,439)   $521,989        $1,059,150   $ 1,459,725
                                        ==========================================================


Limited Partners' Net Income                  (383,091)    405,947           838,892     1,159,214

General Partner's Net Income                   (88,348)    116,042           220,258       300,511
                                        ----------------------------------------------------------

                                           $  (471,439)   $521,989        $1,059,150   $ 1,459,725
                                        ==========================================================


Change in Net Asset Value Per Unit         $   (137.41)   $ 180.49           $342.58       $467.40
                                        ==========================================================

  Average Net Income Per Unit              $   (139.31)   $ 181.21           $321.53       $486.48
                                        ==========================================================


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 FOR THE PERIOD ENDED SEPTEMBER 30, 1996 AND THE YEAR ENDED DECEMBER 31, 1995



                                               LIMITED PARTNERS              GENERAL PARTNER             TOTAL     NET ASSET VALUE
                                              UNITS        CAPITAL         UNITS         CAPITAL         CAPITAL       PER UNIT
                                           ---------------------------------------------------------------------------------------
Partners' Capital, January 1, 1995           2,409.778     $ 5,297,977     642.943      $1,413,533   $ 6,711,510     $2,198.53

 Net income                                         ---      1,621,026        ---          427,698     2,048,724
 TIC 401(k) Plan unit adjustment (a)              0.674           ---         ---              ---           ---
 Capital Contributions                           489.296     1,197,007        ---              ---     1,197,007
 Redemptions                                    (709.557)   (1,843,848)       ---              ---    (1,843,848)
                                           ---------------------------------------------------------------------

Partners' Capital, December 31, 1995           2,190.191     6,272,162    642.943        1,841,231     8,113,393     $2,863.75
                                           ---------------------------------------------------------------------

 Net income                                          ---       838,892       ---           220,258     1,059,150
 TIC 401(k) Plan unit adjustment (a)               4.409           ---       ---               ---           ---
 Capital Contributions                           801.458     2,509,151       ---               ---     2,509,151
 Redemptions                                    (309.752)   (1,007,023)      ---               ---    (1,007,023)
                                           ---------------------------------------------------------------------

Partners' Capital, September 30, 1996(b)       2,686.306   $ 8,613,182   642.943        $2,061,489   $10,674,671     $3,206.33

                                           =====================================================================

(a) (See Note 3 - Capital Accounts)
(b) (See Note 4 - Redemption of Units)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (UNAUDITED)
(1)  ORGANIZATION
     -------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC, a Delaware limited liability company ("SML"), is the general partner of the Partnership and owned approximately 643 units of general partnership interest as of September 30, 1996. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC"), its affiliates and certain employee benefit plans.

     The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forward, and option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010, or at an earlier date if certain conditions occur as outlined in its Limited Partnership Agreement.


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

     MANAGEMENT FEE
     --------------

     The Partnership also pays TIC, for the performance of its duties as trading advisor, a monthly management fee equal to 1/6 of 1% (2% per annum) of the Partnership's net assets. Effective August 1, 1995, TIC waived its right to receive management fees attributable to units held by the TIC 401(k) plan.

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

     U.S. GOVERNMENT OBLIGATIONS
     ---------------------------

     The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through July 1997, are valued in the statements of financial condition at original cost plus accrued discount which approxmates the market value. These bills had a face value of $9,000,000 and $5,000,000 (cost $8,599,446 and $4,782,246) at September 30, 1996 and
     December 31, 1995.

(3)  CAPITAL ACCOUNTS
     ----------------

     Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units. The Partnership's net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that each capital account bears to all capital accounts as of the beginning of the month. The number of units of limited partnership interests held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value.

(4)  REDEMPTION OF UNITS
     -------------------

     At each quarter-end, units are redeemable at the discretion of each limited partner. Redemption of units in $1,000 increments or a full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. However, monthly redemptions have been required in the case of employee terminations. Partial redemptions of units which would reduce the net asset value of a limited partner's unredeemed units to less than the minimum investment then required of new limited partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

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

     Bellwether Partners LLC, ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's spot and forward contract counterparty and receives commissions on foreign exchange forward and commodity forward contracts. The Partnership has on deposit with BPL, as collateral for forward contract transactions, no more than 20% of the Partnership's net assets. Effective August 1, 1995, BPL ceased receiving commissions for transacting the Partnership's foreign exchange forward and commodity forward contracts.

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

     At September 30, 1996 and December 31, 1995, the Partnership held financial instruments with the following approximate aggregate notional value (in millions):

                                                  September  December
                                                   1996       1995
                                                ---------------------
Exchange Traded Contracts:
--------------------------
Interest Rate Contracts
-----------------------
Domestic                                          $ ---     $ 2.4
Foreign                                             3.7       5.2

Foreign Exchange Contracts
--------------------------
Financial Futures Contracts                         1.7        .4
Forward Currency Contracts                          1.3       4.8

Equity Index Futures
--------------------
Domestic                                            ---       6.2
Foreign                                              .8       1.9

Over-the-Counter Contracts:
---------------------------
Forward Currency Contracts                          ---       4.9
                                              ---------------------

Total                                             $ 7.5     $25.8
                                              =====================


As of September 30, 1996 and December 31, 1995, there were no swaps outstanding. Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at September 30, 1996 and December 31, 1995 mature through, or matured on, the following dates:

                                     September 1996   December 1995
                                   ---------------------------------

Interest Rate Contracts               March 1997      March 1996
Foreign Exchange Contracts            March 1997      March 1996
Equity Index Futures               December 1996      March 1996
Over-the-Counter Contracts             -----     January 5, 1996

The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition based on month-end balances (in thousands):


                                          Assets                     Liabilities
                               Sept 30, 1996        Average  Sept 30, 1996       Average
                               ----------------------------  ---------------------------
Exchange Traded Contracts:
--------------------------
Interest Rate Contracts
-----------------------
Domestic                          $   ---          $ 27        $   ---              $ 4
Foreign                                2              6            ---                7

Foreign Exchange Contracts
--------------------------
Financial Futures Contracts            1             11                               8
Forward Currency Contracts             2             32            ---                1

Equity Index Futures
--------------------
Domestic                              ---            17            ---               ---
Foreign                               ---            72              6                 1

Over-the-Counter Contracts:
---------------------------
Forward Currency Contracts            ---            19            ---                 4
                             -----------------------------------------------------------

Total                             $    5          $184         $    6               $ 25
                             ===========================================================

         Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three and nine months ended September 30, 1996 and 1995

                                 THREE MONTHS        NINE MONTHS
                              ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                 1996      1995      1996      1995
                              ---------------------------------------
Interest Rate Contracts
-----------------------
 Domestic                        $  58    $ 122    $  730    $ (255)
 Foreign                          (167)      64      (414)      (64)

Foreign Exchange Contracts        (198)     630       630     1,106
--------------------------

Equity Index Futures
--------------------
Domestic                          (147)     (60)     (456)     (432)
 Foreign                           (76)    (279)      526       891

Over-the-Counter Contracts          22       24       128       216
--------------------------

Non-Financial Instruments          (30)     (19)      (94)       40
-------------------------
                            ---------------------------------------

  Total                          $(538)   $ 482    $1,050    $1,502
                            =======================================

In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a futures commission merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to insure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCMs and counterparties and, when deemed necessary, reduces its exposure to these FCMs and counterparties. The Partnership's exposure to credit risk associated with the non-performance of these FCMs and counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions are transacted with major United States FCMs and foreign brokers and dealers. BPL is the Partnership's spot and forward contract counterparty (see Note (6) above). Notwithstanding the risk monitoring and credit review performed by the Partnership with respect to its FCMs and counterparties, including BPL, there always is a risk of non-performance.

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

                 ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
                 -------  -------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $506,387 and redemptions of $337,672 during the quarter ended September 30, 1996 (the "Current Quarter"). From its inception through October 1, 1996, the Partnership had total Limited Partner contributions of $12,492,556 and had total withdrawals of $8,535,472. In addition, the General Partner has contributed $1.9 million since inception. The General Partner redeemed $2 million on March 31, 1994. The General Partner continues to maintain the largest equity interest in the Partnership. The General Partner's equity in the Partnership as of September 30, 1996 was approximately $2.06 million, representing approximately 19% of the Partnership's equity. At October 1, 1996, the Partnership had a total of 100 Limited Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted its first investment of $99,306 from the Tudor Investment Corporation 401(k) Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. From its inception through October 1, 1996, the Partnership has received a total of $608,758 in contributions from the TIC 401(k) Plan. The TIC 401(k) Plan's equity in the Partnership as of October 1, 1996 was approximately $673,000, representing approximately 6.1% of Partnership equity or about 10.3%, excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. In addition, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot, forward and options and commodity forward contracts.

(1)  LIQUIDITY
     ---------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of September 30, 1996 and December 31, 1995, U.S. Government obligations with varying maturities through July 1997 represented approximately 76% and 52% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $142,524, compared to $94,724 during the quarter ended September 30, 1995. This increase was due to an increase in the Partnership's assets as well as investing in U.S. Treasury Bills with varying maturities yielding higher rates than overnight deposits.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks and brokers represents approximately 18% and 32% of the Partnership's assets as of September 30, 1996 and December 31, 1995. The General Partner believes that the cash and U.S. Government obligations held at clearing brokers and banks at quarter-end are sufficient to satisfy the Partnership's need for cash on both a short-term and long-term basis.

Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most U.S. commodity exchanges limit fluctuations in certain commodity futures and options contract prices during a single day by regulations referred to as a "daily price fluctuation limit" or "daily limit." Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract has increased or decreased by an amount equal to the "daily limit," positions in such contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity interest contract positions and impose restrictions on redemptions.

(2)  CAPITAL RESOURCES
     -----------------

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of units in the future will affect the amount of funds available for speculative trading in commodity interest contracts in subsequent periods.

The Partnership is currently open to new investments which can be made on a quarterly basis. Such investments are limited to existing and future employees of TIC, certain of its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS
     ---------------------

As of September 30, 1996 and 1995, the Net Asset Value per unit was $3,206.33 and $2,665.93. For the nine months ended September 30, 1996, the Partnership had a gain of 11.96% or $342.58 per unit, compared to a gain of 21.26% or $467.40 per unit for the nine months ended September 30, 1995. For the Current Quarter, the Partnership had a loss of (4.11%) or ($137.41) per unit, compared to a gain of 7.26% or $180.49 per unit for the three months ended September 30, 1995.

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three months and nine months ended September 30, 1996 and 1995.

                                 THREE MONTHS        NINE MONTHS
                              ENDED SEPTEMBER 30  ENDED SEPTEMBER 30
                                1996      1995      1996      1995
                            ---------------------------------------
Interest Rate Contracts
-----------------------
 Domestic                        $  58    $ 122    $  730    $ (255)
 Foreign                          (167)      64      (414)      (64)

Foreign Exchange Contracts        (198)     630       630     1,106
--------------------------

Equity Index Futures
--------------------
Domestic                          (147)     (60)     (456)     (432)
 Foreign                           (76)    (279)      526       891

Over-the-Counter Contracts          22       24       128       216
--------------------------

Non-Financial Instruments          (30)     (19)      (94)       40
-------------------------
                            ---------------------------------------

  Total                          $(538)   $ 482    $1,050    $1,502
                            =======================================


Since the Partnership is a speculative trader in the commodities markets, current year's results are not comparable to previous years' results. The Partnership's net trading gains and losses represent a negative return on average net assets of (4.9%) for the Current Quarter compared to a positive return of 6.6% for the third quarter of 1995. The Partnership's net trading gains represent a positive return on average net assets of 9.8% for the nine months ended September 30,1996 compared to a positive return of 20.2% for the nine months ended September 30, 1995. Brokerage commissions and fees were .2% and .3% of average net assets for the quarters ended September 30, 1996 and 1995 and .9% and 1.9% for the nine months ended September 30, 1996 and 1995. In general, commission rates have remained stable during the past three years.

Professional fees and other expenses increased during the Current Quarter, as compared to the quarter ended September 30, 1995, due to increases in legal, audit and bank charges.

Incentive fees are paid quarterly based on Net Trading Profits as described in the Limited Partnership Agreement. For the quarter ended September 30, 1996, there was no incentive fee earned due to net trading losses for the quarter. Likewise, during the third quarter of 1995, there was no incentive fee since the Partnership did not earn new trading profits (as defined in the Limited Partnership Agreement). Incentive fees for the nine months ended September 30, 1996 were 15.8% of trading gains, net of commissions, compared to 10.2% for the nine months ended September 30, 1995. As of September 30, 1996 and 1995, the Partnership had a net trading loss carry forward of $604,886 and $568,287.

Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.



                          PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

    (b)   Reports on Form 8-K

          A report on Form 8-K, dated September 16, 1996, was filed during the quarter ended September 30, 1996, reporting that TIC settled a proceeding with the SEC relating to certain alleged violations of the "uptick rule" in connection with the certain sales of stock over a two day period in March 1994.

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

November 11, 1996