Form 10-K405
period 1996-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 1997-03-31
CIK 861895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934 (FEE REQUIRED)


For the fiscal year ended    December 31, 1996
                          -------------------------------------------------

                                      OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
------    SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from          to
                               ---------  --------

                        COMMISSION FILE NUMBER 33-33982

                         Tudor Fund For Employees L.P.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

        Delaware                                               13-3543779
-----------------------------                               ---------------
(State or other jurisdiction                                (I.R.S Employer
of incorporation or organization)                           Identification No.)

  600 Steamboat Road, Greenwich,  Connecticut                 06830
-----------------------------------------------             ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (203) 863-6700
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

  Title of each class    Name of each exchange on which registered
  -------------------    -----------------------------------------

         N/A                             N/A
----------------------   -------------------------------------------------------

                    Securities registered pursuant to Section 12(g) of the Act:

                  N/A
--------------------------------------------------------------------------------
                                 (TITLE OF CLASS)

                  N/A
--------------------------------------------------------------------------------
                                 (TITLE OF CLASS)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes    X        NO
                                               ---------       ---------

        Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-k or any amendment to this Form 10-K. (X)



                           (Cover page 1 of 2 pages)

        State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

Not Applicable
--------------


             APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

        Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Not Applicable
--------------

                     DOCUMENTS INCORPORATED BY REFERENCE.

        list hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statements; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

PARTNERSHIP'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 33-33982, AS AMENDED,
--------------------------------------------------------------------------------
DATED JUNE 22, 1990 - PART IV
-----------------------------
SECOND AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT DATED AS OF MAY 22,
-----------------------------------------------------------------------------
1996 -PART IV
-------------



                           (cover page 2 of 2 pages)

                                     PART I


ITEM 1.  BUSINESS.
         ----------

          (a).  GENERAL DEVELOPMENT OF BUSINESS. Tudor Fund For Employees L.P.,
                -------------------------------
a Delaware limited partnership (the "Partnership"), was formed on November 22, 1989. The business and objective of the Partnership is to generate appreciation of its assets through speculative trading of commodity futures, forwards and option contracts and other commodity interests ("commodity interests").

Second Management LLC, a Delaware limited liability company formed on April 2, 1996 ("SML" or the "General Partner"), is responsible for selecting and monitoring the commodity trading advisors and commodity brokers used by the Partnership and for performing all administrative services necessary to the Partnership's operations. The General Partner's main business office is located at 600 Steamboat Road, Greenwich, Connecticut 06830, telephone (203) 863-6700, facsimile (203) 863-8600. Prior to April 1996, Second Management Company Inc., a Delaware corporation ("SMCI"), was the general partner of the Partnership. SML is the successor-in-interest to SMCI by virtue of a merger with SMCI.

In connection with a public offering of 10,000 units of Limited Partnership Interest (the "Units"), an S-1 Registration Statement was filed with the Securities and Exchange Commission (the "SEC") on June 20, 1990. Beginning on June 22, 1990, the Partnership solicited initial subscriptions for Units at an offering price of $1,000 per Unit, with a minimum subscription of $1,000. At the initial closing held on July 2, 1990, the Partnership sold a total of 421 Units for an aggregate capital contribution of $421,000 and 400 units of general partnership interest for an aggregate capital contribution of $400,000 and commenced trading activities.

During the continuing offering, Units are offered for sale at quarterly closings at a purchase price equal to 100% of the Net Asset Value per Unit as of the opening of business on the first business day of the month in which the General Partner accepts the subscription. The minimum subscription is $1,000. Amounts in excess of this minimum must be contributed in increments of $1,000.

Management.   The General Partner conducts and manages the business of the
----------
Partnership. The General Partner is authorized to delegate complete trading authority of all of the Partnership's Net Assets to one or more trading advisors and has done so pursuant to a management agreement between Tudor Investment Corporation ("TIC") and the Partnership (the "Management Agreement"). The Management Agreement may be terminated at any time upon twenty-four hours written notice to the other party.

The General Partner, on behalf of the Partnership, may engage and compensate from the funds of the Partnership, such persons as the General Partner deems advisable, including any person or entity affiliated with the General Partner. The General Partner is also authorized to retain commodity brokers.

Other responsibilities of the General Partner include, but are not limited to, the following: determining whether the Partnership will make distributions; administering redemptions of Limited Partners' Units; preparing periodic and annual reports for the Limited Partners; preparing reports, filings, registrations and other documents required by applicable regulatory bodies, exchanges, or boards; depositing the Partnership's assets in an account or accounts at banks or brokers selected by the General Partner; directing the investment of the Partnership's assets; executing various documents on behalf of the Partnership and the Limited Partners; and supervising the liquidation of the Partnership if an event causes the termination of the Partnership to occur.

Professional and other fees.  The Partnership pays its ordinary administrative
---------------------------
expenses, including the ordinary and recurring legal, accounting and auditing expenses and expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory authorities; mailing costs and filing fees. Such expenses totaled $100,679, $100,409 and $97,751 for the years ended December 31, 1996, 1995 and 1994.

Brokerage commissions.  The Partnership pays its brokers brokerage commissions
---------------------
and fees in connnection with its trading activities. Such expenses totaled $123,399, $158,461 and $187,625 for the years ended Decmeber 31, 1996, 1995 and
1994.

Organizational and offering expenses.  The General Partner paid $183,220 in
------------------------------------
connection with the organization of the Partnership and the initial offering of Units. The Partnership reimbursed the General Partner for $48,200 of organizational costs over the first 60 months of the Partnership's operations. The Partnership also reimbursed the General Partner for $106,728 of offering costs over the first 12 months of its operations. The General Partner will continue to bear the costs of preparing, printing and mailing registration statements, prospectuses and reports for solicitation purposes.

Compensation of the Trading Advisor.  Pursuant to the Management Agreement, the
-----------------------------------
Partnership pays TIC a quarterly incentive fee equal to 12% of the "Net Trading Profits" (as defined in the Registration Statement) earned on the Partnership's assets as of the end of each fiscal quarter and a monthly management fee equal to 1/6 of 1% of the Net Assets (a 2% annual rate). Effective August 1, 1995, TIC waived its right to receive incentive and management fees attributable to Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates.

For definitions of the terms "Management Agreement", "Net Trading Profits", "Charges and Expenses", "Trading Managers", "Net Asset Value per Unit" and "Net Assets", refer to the Registration Statement.

The General Partner estimates that, considering the above charges, the Partnership may have to generate gross profits of up to approximately 5% of the Partnership's average annual Net Assets, depending on trading volume and interest income, simply to break even. It is anticipated that the majority of these fees and expenses will be brokerage commissions and foreign exchange transactions fees (estimated at up to 3% of the Partnership's average annual Net Assets), even though the General Partner endeavors to negotiate rates that are reasonable based on comparable commodity pools and industry standards.

Commodity Brokers.   The Partnership's commodity trading accounts are carried by
-----------------
its commodity brokers, including Prudential Securities Incorporated, Bear Stearns Securities Corp., CS First Boston Corporation, Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Morgan Stanley & Co. International Limited, Daiwa Securities America Inc., Goldman, Sachs & Co, Cargill Investor Services, Inc., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., BZW Futures, E.D. & F. Man International Inc. and Salomon Brothers Inc. The General Partner, in its sole discretion, may appoint new commodity brokers at any time. The commodity brokers are responsible for holding and maintaining the Partnership's funds, securities, commodity interest contracts and other property; executing and/or clearing trades for the Partnership's accounts; and record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership's account and other similar administrative functions.

Foreign Exchange Dealer.   Since January 1996, the Partnership has effected all
-----------------------
of its foreign exchange spot and forward contract transactions with and through the foreign exchange forward trading desk of Bellwether Partners LLC, a Delaware limited liability company ("BPL"). Prior to that date, all such transactions were effected by Bellwether Partners Inc., a Delaware corporaiton ("BPI"). BPL is the successor-in-interest to BPI by virtue of a merger with BPI and is an affiliate of both the General Partner and TIC.

Regulation.  Congress enacted the Commodity Exchange Act as amended, (the "CE
----------
Act"), to regulate trading in commodity interests, the exchanges on which they are traded, the individual brokers who are members of such exchanges and the commodity professionals and commodity brokerage houses that trade in these commodity interests. The Commodity Futures Trading Commission ("CFTC") is an independent federal agency which administers the CE Act and is authorized to promulgate rules thereunder. Under the CE Act, the CFTC is empowered, among other things, to (i) hear and adjudicate customer complaints against all individuals and firms registered or subject to registration under the CE Act;
(ii) seek injunctions and restraining orders; (iii) issue orders to cease and desist; and (iv) levy substantial fines. Transactions in spot or forward contracts or on exchanges located outside the United States may not be within the jurisdiction of the CFTC, and to the extent that the Partnership engages in such transactions, it may be engaging in "unregulated" transactions.

The General Partner is registered with the CFTC as a commodity pool operator ("CPO"). Both the General Partner and TIC are registered with the CFTC as commodity trading advisors ("CTA") as defined in the CE Act. As such, each is subject to regulation by the CFTC. If the registration of the General Partner were suspended, revoked or not renewed, the Partnership would no longer be able to trade until a substitute general partner could be duly elected and registered. If the registration of TIC were suspended, revoked or not renewed, TIC would not be permitted by the General Partner to advise the Partnership.

The CFTC has adopted extensive regulations affecting CPOs and CTAs which, among other things, require distribution of disclosure documents to new customers, require the retention of current trading and other records, prohibit CPOs from commingling pool assets with those of the operator or its other customers and require CPOs to provide their customers with monthly account statements and annual reports.

Limited Partners are afforded certain rights for reparations under the CE Act. Limited Partners may also be able to maintain a private right of action for certain violations of the CE Act. The CFTC has adopted rules implementing the reparations provision of the CE Act which provide that any person may file a complaint for a reparations award with the CFTC for violation of the CE Act against a floor broker, futures commission merchant, CTA, CPO or their respective associated persons.

In order to prevent excessive speculation and attempted undue concentrated control in certain markets ("market corners"), the CFTC and certain United States exchanges have imposed speculative position limits on transactions in
certain commodity interest contracts.   In addition, certain exchanges have set
limits on the total net positions that may be held by a commodity broker. Position limits are subject to certain exemptions, such as bona fide hedging transactions. While foreign exchanges do not generally impose position limits, such limits are set by many of the member firms. The Partnership is subject to the rules and regulations of the various exchanges on which it trades.

The General Partner and TIC are members of the National Futures Association ("NFA"), a self-regulatory organization authorized by the CFTC. The NFA became operational in 1982 and has assumed certain functions which were previously the responsibility of the CFTC, (e.g., audits of registrants). Among other things, the NFA is responsible for all CFTC registrations; developing training and proficiency standards for members; and arbitrating disputes between members and their customers.

     (b). FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.  The Partnership's
          ---------------------------------------------
business constitutes only one segment, a speculative commodity pool, for financial reporting purposes.

     (c). NARRATIVE DESCRIPTION OF BUSINESS.
          ---------------------------------

          (1)  See discussion under Item 1 (a) above.
               (i) - (ix):  Not applicable.


          (x)  Competition.  The Partnership experiences and will continue to
               -----------
experience competition from publicly and privately offered commodity pools and other investment funds, such as mutual funds. The Partnership also competes with other customers of TIC and affiliates of the General Partner that trade proprietary trading accounts. Pursuant to TIC's trading methods, all commodity interest only accounts under management (other than proprietary accounts) are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis. When TIC trades commodity interest contracts on behalf of an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity interest only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time, which will increase competition as described above for the Partnership.

The General Partner and TIC have a conflict of interest in managing the Partnership because BPL receives brokerage commissions on foreign exchange forward contracts executed for the Partnership. There is no affiliation, and consequently there is no conflict of interest, between the clearing brokers and the General Partner, TIC or BPL.

The Partnership trades in markets in competition with other traders whose assets are greater than the assets of the Partnership.

          (xi) - (xii):  Not applicable.

          (xiii): The Partnership has no employees; however, the General Partner has arranged for TIC to fulfill its management and administrative responsibilities.

          (d).   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC CORPORATIONS
                 -------------------------------------------------------------
AND EXPORT SALES.   The Partnership has engaged in the trading of commodity
----------------
interest contracts on exchanges located in foreign countries and has derived significant revenue therefrom. See Note 7 included in the Partnership's financial statements together with auditors report attached hereto.

ITEM 2.   PROPERTIES.
          ----------

The Partnership does not utilize any physical properties in the conduct of its business.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

The Partnership is not aware of any pending material legal proceedings to which it is a party or to which any of its assets are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.
          -----------------------------------------------

To date, there have been no items which have been presented to the Unit holders.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.
          --------------------------------------------------------------

There is no established public trading market for the Units. There have been no general distributions by the Partnership since its organization. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine what distributions, if any, the Partnership will make to its Partners.

At each quarter end, Units are redeemable at the discretion of the Limited Partners. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the Net Asset Value per Unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. Partial redemptions of units which would reduce the Net Asset Value of a Limited Partner's unredeemed Units to less than the minimum investment then required of new limited partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

                                   1996        1995        1994        1993        1992
                              ------------  ----------  ---------- -----------  ----------
Revenues                       $ 1,417,232  $2,657,575  $1,028,281  $  532,032  $2,842,603
Expenses                           596,480     608,851     502,809     367,647     682,491
                               -----------  ----------  ----------  ----------  ----------

Net Income                     $   820,752  $2,048,724  $  525,472  $  164,385  $2,160,112
                               -----------  ----------  ----------  ----------  ----------

Total Assets                   $12,138,706  $9,323,890  $7,383,887  $9,995,662  $9,540,911
                               -----------  ----------  ----------  ----------  ----------
Partners' Capital              $ 8,526,366  $8,113,393  $6,711,510  $8,117,786  $7,088,708
                               -----------  ----------  ----------  ----------  ----------

Units Outstanding                2,718.466   2,833.134   3,052.721   3,975.185   3,510.494
                               -----------  ----------  ----------  ----------  ----------

NAV Per Unit                   $  3,136.46  $ 2,863.75  $ 2,198.53  $ 2,057.21  $ 2,019.29
                               -----------  ----------  ----------  ----------  ----------
Change in NAV Per Unit         $    272.71  $   665.22  $   141.32  $    37.92  $   512.43
                               -----------  ----------  ----------  ----------  ----------
Net Income Per Unit            $    246.06  $   684.52  $   149.12  $    40.02  $   528.54
                               -----------  ----------  ----------  ----------  ----------


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          -------------------------------------------------
          CONDITION AND RESULTS OF OPERATIONS.
          -----------------------------------

The Partnership commenced operations on July 2, 1990. From inception through March 1, 1997, the Partnership has received total Limited Partner contributions of $13,710,621. Total Limited Partner withdrawals for the same period were $9,462,777. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity interest in the Partnership as of March 1, 1997 was approximately $687,000, representing approximately 6.3% of the Partnership's equity. At March 1, 1997, the Partnership had a total of 102 Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and affiliates. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the TIC 401(k) Plan. As of March 1, 1997, the Partnership received since inception total TIC 401(k) Plan contributions of $636,823. The TIC 401(k) Plan's equity in the Partnership as of March 1, 1997 was approximately $771,000, representing approximately 7.1% of the Partnership equity or approximately 8.9% of the Partnership equity excluding Units held by the General Partner and affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. Furthermore, on August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

(1)  LIQUIDITY.
     ----------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin and collateral requirements. As of December 31, 1996 and 1995, U.S. Government obligations with varying maturities through December 1997, represented approximately 72% and 52% of the total assets of the Partnership. The percentage that U.S. Government obligations bears to the total assets varies daily, as the market value of commodity interests contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, options, forward contracts and other commodity interests contracts, it is anticipated that the Partnership will continue to maintain such liquid assets for margin and collateral purposes. Interest income for the years ended December 31, 1996, 1995 and 1994 was $545,860, $409,148 and $274,503 which represented 5.2%, 5.4% and 3.7% of average net assets. Increases in interest income were due both to higher rates on U.S. Government obligations available in 1996 and an increase in the Partnership's assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 18% and 32% of the Partnership's assets as of December 31, 1996 and 1995. The cash and U.S. Government obligations held at clearing brokers and banks satisfy the Partnership's need for cash on both a short-term and long-term basis including redemptions payable at December 31, 1996.

Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most commodity exchanges limit fluctuations in certain commodity contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract or a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in such contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity positions and impose restrictions on redemptions.

(2)  CAPITAL RESOURCES.
     ------------------

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of units in the future will impact the amount of funds available for investments in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership is adjusted.

The Partnership is currently open to new investments which may be made quarterly. Such investments are limited to employees of TIC and its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS.
     ----------------------

As of December 31, 1996, 1995 and 1994, the Net Asset Value per Unit was $3,136.46, $2,863.75 and $2,198.53. This represents an increase of 9.52% or
$272.71 per Unit for the year ended December 31, 1996, compared to an increase of 30.26% or $665.22 per Unit for the year ended December 31, 1995 and an increase of 6.87% or $141.32 per Unit for the year ended December 31, 1994.

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of income. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the years ended December 31, 1996, 1995 and 1994:

                                           1996     1995     1994
                                          ------   ------   ------
Exchange traded contracts:
  Interest rate futures and option
  contracts-
    Domestic                              $ 726    $  (48)  $  267
    Foreign                                (450)       18    1,160

  Foreign exchange contracts                591     1,077       23

  Equity index futures-
    Domestic                               (544)     (266)    (158)
    Foreign                                 399       865     (301)

Over-the-counter contracts:
   Forward currency contracts               131       414     (280)

Non-derivative financial instruments       (105)       29     (145)
                                          -----    ------   ------
                                          $ 748    $2,089   $  566
                                          =====    ======   ======

Since the Partnership is a speculative trader in the commodity and futures markets, current year results are not comparable to the previous years. The Partnership's net trading gains and losses represent a return on average monthly net assets of 6.8%, 27.4% and 7.6% for the years ended 1996, 1995 and 1994. Brokerage commissions and fees were 1.1%, 2.1% and 2.5% of average monthly net assets for the years ended 1996, 1995 and 1994. Commission rates have decreased during the past three years because BPL no longer charges commissions for executing the Partnership's foreign exchange and commodity contracts.

Incentive fees are paid quarterly based on Net Trading Profits as described in the Limited Partnership Agreement. For the years ended December 31, 1996, 1995 and 1994, incentive fees were 22.2%, 9.3% and 11.8% of trading gains and losses, net of commissions and fees. The increase in 1996 was due to incentive fees earned on $1,587,073 of trading gains for the first six months of 1996. Trading gains of $866,300 need to be earned to recoup losses incurred during the last six months of 1996 prior to the Partnership earning any new incentive fees in 1997.

Professional fees and other expenses increased during each of the past two years due to increases in legal, audit and bank charges.

Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally commodity markets have tended to be more active, and thus potentially more profitable, during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          --------------------------------------------

See attached financial statements together with auditors report for:

     Report of Independent Public Accountants

     Statements of Financial Condition as of December 31, 1996 and 1995

     Statements of Income for the years ended December 31, 1996, 1995 and 1994

     Statements of Changes in Partners' Capital for the years ended December 31, 1996, 1995 and 1994

     Notes to Financial Statements, December 31, 1996, 1995 and 1994

     The financial statements presented have been prepared pursuant to rules and regulations of the SEC and, in the opinion of management of the General Partner, includes all adjustments necessary for a fair statement of each year presented.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

          None.

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          ---------------------------------------------------

Second Management LLC, a Delaware limited liability company (the "General Partner"), is the general partner of the Partnership. The General Partner's principal office is located at 600 Steamboat Road, Greenwich, Connecticut 06830, telephone (203) 863-6700, and facsimile (203) 863-8600. The General Partner is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

Tudor Investment Corporation, a Delaware corporation ("TIC"), is the Trading Advisor to the Partnership. TIC's principal office is located at 600 Steamboat Road, Greenwich, Connecticut 06830, telephone (203) 863-6700, and facsimile
(203) 863-8600. TIC is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

TIC is the sole general partner and trading advisor of Tudor Futures Fund, a New York limited partnership which engages in the speculative trading of commodity interest contracts and of The Raptor Global Fund L.P. ("Raptor L.P."), a Delaware limited partnership which primarily engages in the speculative trading of equity securities interests, and is the sole trading advisor of The Raptor Global Fund Ltd. ("Raptor Ltd.") and The North End Value Fund Ltd. ("North End"), each of which is a Cayman Islands company which engages primarily in the speculative trading of equity securities interests. Tudor BVI Futures, Ltd. ("Tudor BVI"), a British Virgin Islands company, is an investment fund that trades commodities and securities under the direction of TIC. A portion of the assets of Tudor BVI are managed by Tudor Capital (U.K.), L.P. ("Tudor Capital"), a United Kingdom affiliate of TIC, pursuant to a sub-advisory agreement between TIC and Tudor Capital. Tudor Capital is also the investment manager of The Upper Mill Capital Appreciation Fund Ltd. (the "Upper Mill Fund"), a Cayman Islands investment fund that trades securities and derivatives. A portion of the assets of the Upper Mill Fund are managed by TIC pursuant to a sub-advisory agreement between Tudor Capital and TIC.

Paul Tudor Jones II, age 42, is Chairman, Chief Executive Officer and the indirect controlling equity owner of the General Partner and the Chairman, Chief Executive Officer, the controlling shareholder and a Director of TIC, and has served in those capacities since the Partnership's inception. Mr. Jones has traded commodity interest contracts for his own proprietary account since September 1977 and for customer accounts since January 1981. Mr. Jones is a member of the Commodity Exchange, Inc.; the Coffee, Sugar, and Cocoa Exchange, Inc.; the New York Cotton Exchange; the Chicago Board of Trade and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Managers of the New York Cotton Exchange and served as Chairman of that exchange from August 1992 through June 1995. Mr. Jones is First Vice Chairman of the Financial Instruments Exchange, a division of the New York Cotton Exchange. Mr. Jones is also Chairman Emeritus of the Board of Directors of the Robin Hood Foundation, a charitable foundation.

Mark F. Dalton, age 46, is President and Chief Operating Officer of the General Partner and President, Chief Operating Officer and a Director of TIC. Prior to joining Tudor as President in September 1988, Mr. Dalton was employed by Kidder, Peabody & Co. Incorporated where he served in various senior positions including Chief Financial Officer. Mr. Dalton is also a Director of Cathay Investment Fund Limited, an investment fund traded on the Hong Kong Stock Exchange, and various private companies in the United States, Europe and Asia. Mr. Dalton does not participate in the commodity interests trading of customer accounts for the General Partner, TIC or their affiliates.

James J. Pallotta, age 39, is a Vice President of the General Partner and a Vice President and Director of TIC. Mr. Pallotta was previously a principal portfolio manger at Essex Investment Management Company, Inc. ("Essex"). He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989 and commenced actively directing the management of client funds in January 1989. He became a member of the Board of Directors of Essex in 1990. Mr. Pallotta does not participate in the trading of customer accounts of the General Partner.

Andrew S. Paul, age 44, is a Vice President and the General Counsel and Secretary of the General Partner and a Vice President, the General Counsel, Corporate Secretary and a Director of TIC. Mr. Paul has been a Vice President, General Counsel and Corporate Secretary of TIC since June 1989. Mr. Paul graduated from Windham College and received a J.D. from the College of William & Mary School of Law. Mr. Paul does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

Mark A. Heffernan, age 33, is a Vice President of the affiliates of TIC which maintain principal offices in Surrey, England and is a Director of TIC. From June 1985 until January 1992, Mr. Heffernan was employed by Goldman Sachs International in London as Vice President, Foreign Exchange. In January 1992, Mr. Heffernan formed his own company, Alwyne Investment Corporation Ltd. In July 1992, Mr. Heffernan joined the New York office of the General Partner and TIC as a proprietary funds manager where he worked until May 1993, at which time he joined the London office of an affiliate of the General Partner and TIC in the same capacity. Mr. Heffernan does not participate in the trading or day-to-day management of the General Partner, TIC or their U.S. affiliates.

Richard L. Fisher, age 43, is a Director of TIC. Mr. Fisher received a B.S. with Distinction and a Master of Science in Accounting from the University of Virginia. Since September 1983, Mr. Fisher has been a Managing Director and Senior Vice President of Dunavant Enterprises, Inc. Mr. Fisher has been a director of TIC since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of the General Partner, TIC or their affiliates.

Mark Pickard, age 41, is a Vice President and the Chief Financial Officer of the General Partner and TIC. From May 1995 until June 1996, Mr. Pickard was a Managing Director of Tudor Software, L.L.C. and was Chief Operating Officer of Jacobson Capital Partners from February 1994 until May 1995. From January 1993 until February 1994, Mr. Pickard was Vice President and Treasurer of TIC. Mr. Pickard was Chief Operating Officer of Buffalo Partners from April 1992 until December 1992 and was Chief Financial Officer of William E. Simon & Sons from March 1989 until April 1992. Prior thereto, Mr. Pickard held various positions at Kidder, Peabody & Co. Incorporated, including Director of Compliance, Internal Audit and Taxes. Mr. Pickard does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

There have been no material administrative, civil or criminal actions against the General Partner, TIC or any of their executive officers or directors within the last five years, except as follows.

On September 12, 1996, TIC settled a proceeding with the SEC relating to alleged violations of the "uptick rule" in connection with certain sales of stock over a two-day period in March 1994.

Without admitting or denying the SEC's findings, TIC paid a civil penalty of $800,000 and agreed not to violate the uptick rule in the future. This settlement will not have a material adverse effect on the business, financial condition or results of operations of TIC, the General Partner or the Partnership.

ITEM 11.  EXECUTIVE COMPENSATION.
          -----------------------

The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and the indirect controlling equity owner of the General Partner receives no compensation from the Partnership. TIC earned $372,402, $349,981 and $217,433 in incentive and management fees from the Partnership during 1996, 1995 and 1994.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          ---------------------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners.  As of March 1, 1997,
       -----------------------------------------------
the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:


NAME                             ADDRESS         NO. UNITS  PERCENT
----                             -------         ---------  --------

Christian J. Hore         Eastdale East Road       243.047      7.8%
                          St. Georges Hill
                          Weybridge Surrey KT13OLF
                          England

Tudor 401(k) Savings and  One Liberty Plaza        220.400      7.1%
Profit-Sharing Plan       51st Floor
                          New York, NY  10006

Filomena DiSisto          29 Hathaway Road         215.412      6.9%
                          Bronxville, NY  10708

Mark A. Heffernan         39 Meadway Esher         208.496      6.7%
                          Surrey KT 10 9HJ England

Second Management LLC     600 Steamboat Road       195.581      6.3%
                          Greenwich, CT  06830

James J. Pallotta         61 Bristol Road          178.754      5.8%
                          Wellesley, MA  02181


   (b)  Security Ownership of Management.  The General Partner and the executive
        --------------------------------
officers of the General Partner own approximately 20% of the total Units outstanding.

   (c)  Changes in Control.  There have been no changes in control of the
        ------------------
Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------


     (a)  Transactions with Management and Others.
          ---------------------------------------

     See Item 1(a), GENERAL DEVELOPMENT OF BUSINESS, MANAGEMENT; Item 1(c)
                    -------------------------------  ----------
     (1)(x),  NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11, EXECUTIVE
              ---------------------------------  -----------           ---------
     COMPENSATION; and Note 6 - "Related Party Transactions" of "Notes To
     ------------
     Financial Statements" in the accompanying Financial Statements together with auditors report.

     (b)  Certain Business Relationships.
          ------------------------------

          (1)  None.

          (2) The Partnership incurred incentive and management fees payable to TIC of $372,402, $349,981 and $217,433 for the years ended
               December 31, 1996, 1995 and 1994, which were in excess of 10% of the Partnership's total revenue of $1,417,232, $2,657,575 and $1,028,281 for the respective periods referred to above.

          (3)  None.

          (4)  Not applicable.

          (5)  Not applicable.

                                    PART IV.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)  1.   Financial Statements.
          --------------------

     The following financial statements and report of independent public accountants are set forth in the annexed financial statements:

          Report of  Independent Public Accountants
          Statements of Financial Condition as of December 31, 1996 and 1995 For the years ended December 31, 1996, 1995 and 1994:
               Statements of Income
               Statements of Changes in Partners' Capital
          Notes to Financial Statements, December 31, 1996, 1995 and 1994

     The Partnership meets all the provisions of SFAS No. 102, Paragraph 7, "Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Required for Resale." Therefore, statements of cash flows have not been provided.

     2. No financial statement schedules are required to be filed.
        ---------------------------------------------------------

     3. Exhibits (unless otherwise indicated, each Exhibit was previously filed
        --------
     and has not been amended in any material respect).

         1.01(a) Form of Selling Agreement among Seventh Management, Inc., Second Management Company, Inc., and the Partnership (not in effect).

         1.01(b) Form of Selling Agreement among Cargill Investor Services, Inc., Second Management Company, Inc., and the Partnership.

         3.01(a)  Form of Limited Partnership Agreement of the Partnership.

         3.01(b) Form of First Amended and Restated Limited Partnership Agreement of the Partnership.

         3.01(c) Form of Second Amended and Restated Limited Partnership Agreement of the Partnership.

         3.02(a)  Certificate of Limited Partnership of the Partnership.

         3.02(b) Amendment to the Certificate of Limited Partnership of the Partnership.

         10.01(a) Forms of Customer Agreement between the Partnership and each of (i) Morgan Stanley & Co. Incorporated, (ii) Prudential Securities Incorporated, and (iii) Shearson Lehman Brothers Inc. (not in effect).

         10.01(b) Forms of Customer Agreement between the Partnership and each of (i) Daiwa Securities America, Inc. and (ii) Goldman, Sachs & Co.

         10.01(c) Forms of Customer Agreement between the Partnership and each of (i) Cargill Investor Services, Inc. and (ii) J.P. Morgan Futures, Inc.

         10.01(d) Form of Customer Agreement between the Partnership and
                  Salomon Brothers Inc.

         10.01(e) Forms of Customer Agreement between the Partnership and each of (i) BZW Futures and (ii) Merrill Lynch Futures Inc.

         10.01(f) Forms of Customer Agreement between the Partnership and each of (i) Morgan Stanley & Co. International Limited, (ii) E. D. & F. Man International Inc., (iii) Lehman Brothers Inc., (iv) CS First Boston Corporation, and (v) Bear Stearns Securities Corp.

         10.02(a) Form of Customer Foreign Exchange Agreement between the
                  Partnership and Bellwether Partners Inc.

         10.02(b) Form of Amendment to Customer Foreign Exchange Agreement between the Partnership and Bellwether Partners Inc.

         10.02(c) Form of Customer Foreign Exchange Agreement between the
                  Partnership and Commodities Corporation (U.S.A.) N.V. (not in effect).

         10.02(d) Form of Guarantee by the Partnership in favor of counterparty of Bellwether Partners Inc. (not in effect).

         10.02(e) Form of Contribution Agreement among the Partnership,
                  Bellwether Partners Inc., Tudor Futures Fund, The American Eagle Fund I L.P., Tudor BVI Futures, Ltd., Tudor G-5 Ltd., Tudor G-5 Unit Trust, and Galloway Partners, L.P. (not in effect).

         10.03(a) Form of Management Agreement among the Partnership, Second
                  Management Company, Inc., and Tudor Investment Corporation.

         10.03(b) Form of Amendment to Management Agreement among the
                  Partnership, Second Management Company, Inc., and Tudor Investment Corporation.

         10.04(a) Form of Subscription Agreement and Power of Attorney to be executed by purchasers of Units who are individuals.

         10.04(b) Form of Subscription Agreement and Power of Attorney to be executed by a Trustee of the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan.

         10.04(c) Form of Representations to be made by participants in the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan.

         10.05(a) Form of Escrow Agreement among the Partnership, Seventh
                  Management, Inc., and United States Trust Company of New York.

         10.05(b) Form of Amendment to Escrow Agreement among the Partnership,
                  Cargill Investor Services, Inc., and United States Trust Company of New York.

(b)  Reports on Form 8-K.

     A report on Form 8-K, dated September 16, 1996, was filed during the quarter ended September 30, 1996, reporting that TIC settled a proceeding with the SEC relating to certain alleged violations of the "uptick rule" in connection with the certain sales of stock over a two-day period in March 1994.

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TUDOR FUND FOR EMPLOYEES L.P.

                         By:  SECOND MANAGMENT LLC,
                              General Partner



                         By:
                             --------------------------------------
                              Mark F. Dalton
                              President and Chief Operating Officer


DATE:  March 27, 1997



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             SECOND MANAGEMENT LLC


By:                                      March 27, 1997
       -------------------------------
       Paul T. Jones, II, Chairman and
       Chief Executive Officer


By:                                      March 27, 1997
       -------------------------------
       Mark  F. Dalton, President and
       Chief Operating Officer

By:                                      March 27, 1997
       -------------------------------
       Mark Pickard, Vice President and
       Chief Financial Officer

By:                                      March 27, 1997
       -------------------------------
       Andrew S. Paul, Vice President,
       General Counsel and Secretary

                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         TUDOR FUND FOR EMPLOYEES L.P.

                         By:  SECOND MANAGMENT LLC,
                              General Partner



                         By:   /s/ Mark F. Dalton
                              -------------------------------------
                              Mark F. Dalton
                              President and Chief Operating Officer

DATE:  March 27, 1997



Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             SECOND MANAGEMENT LLC


By:     /s/ Paul T. Jones, II            March 27, 1997
       --------------------------------
       Paul T. Jones, II, Chairman and
       Chief Executive Officer

By:     /s/ Mark F. Dalton               March 27, 1997
       --------------------------------
       Mark F. Dalton, President and
       Chief Operating Officer

By:     /s/ Mark Pickard                 March 27, 1997
       --------------------------------
       Mark Pickard, Vice President and
       Chief Financial Officer

By:     /s/ Andrew S. Paul               March 27, 1997
       --------------------------------
       Andrew S. Paul, Vice President,
       General Counsel and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Tudor Fund For Employees L.P.:

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 1996 and 1995 and the related statements of income and changes in partners' capital for the years ended December 31, 1996, 1995 and 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. as of December 31, 1996 and 1995, and the results of its operations for the years ended December 31, 1996, 1995 and 1994 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP

New York, New York
March 7, 1997

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                           DECEMBER 31, 1996 AND 1995
                           --------------------------


              ASSETS                          1996         1995
              ------                          ----         ----

CASH                                       $ 2,220,395   $2,986,405

EQUITY IN COMMODITY TRADING ACCOUNTS:
  Due from brokers                           1,005,276    1,349,843
  U.S. Government obligations                8,773,008    4,845,289
  Net unrealized gain on open commodity
    interests                                  114,755      142,353
                                           -----------   ----------
        Total equity in commodity
          trading accounts                   9,893,039    6,337,485
                                           -----------   ----------
OTHER ASSETS                                    25,272           --
                                           -----------   ----------
        Total assets                       $12,138,706   $9,323,890
                                           ===========   ==========


        LIABILITIES AND PARTNERS' CAPITAL
        ---------------------------------

LIABILITIES:
  Pending partner additions                $ 1,218,064   $  718,024
  Redemptions payable                        2,327,305      392,382
  Incentive fee payable                             --       42,095
  Management fee payable                        17,014       13,636
  Accrued professional fees and other           49,957       44,360
                                           -----------   ----------
        Total liabilities                    3,612,340    1,210,497
                                           -----------   ----------

PARTNERS' CAPITAL:
  Limited partners, 10,000 units
    authorized and 2,521.886
    and 2,190.191 units outstanding as of
  December 31, 1996 and 1995,
    respectively                             7,909,798    6,272,162
  General Partner, 196.580 and 642.943
    units outstanding as of
    December 31, 1996 and 1995                 616,568    1,841,231
                                           -----------   ----------
         Total partners' capital             8,526,366    8,113,393
                                           -----------   ----------
         Total liabilities and
           partners' capital               $12,138,706   $9,323,890
                                           ===========   ==========


       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------



                                             1996          1995        1994
                                          ----------    ----------  ----------
REVENUES:
  Net realized trading gain               $  896,840    $2,134,865  $  856,023
  Change in net unrealized trading
    (loss) gain                              (25,468)      113,562    (102,245)
  Interest income                            545,860       409,148     274,503
                                          ----------    ----------  ----------
         Total revenues                    1,417,232     2,657,575   1,028,281
                                          ----------    ----------  ----------

EXPENSES:
  Brokerage commissions and fees             123,399       158,461     187,625
  Management fee                             206,329       155,378     150,566
  Incentive fee                              166,073       194,603      66,867
  Professional fees and other                100,679       100,409      97,751
                                          ----------    ----------  ----------
         Total expenses                      596,480       608,851     502,809
                                          ----------    ----------  ----------

         Net income                       $  820,752    $2,048,724  $  525,472
                                          ==========    ==========  ==========


LIMITED PARTNERS' NET INCOME              $  645,415    $1,621,026  $  394,814

GENERAL PARTNER'S NET INCOME                 175,337       427,698     130,658
                                          ----------    ----------  ----------
         Net income                       $  820,752    $2,048,724  $  525,472
                                          ==========    ==========  ==========

         Change in Net Asset Value Per
           Unit                           $   272.71    $   665.22  $   141.32
                                          ==========    ==========  ==========
         Net Income Per Unit (Note 2)     $   246.06    $   684.52  $   149.12
                                          ==========    ==========  ==========



       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
              ----------------------------------------------------

                                                    Limited Partners               General Partner                     Net Asset
                                                ----------------------------   -----------------------      Total        Value
                                                  Units            Capital       Units       Capital       Capital      Per Unit
                                                ----------       -----------   ---------   -----------   -----------    ---------
PARTNERS' CAPITAL, January 1, 1994               2,379.394       $ 4,894,911   1,595.791   $ 3,282,875   $ 8,177,786    $2,057.21

 Net income                                              -           394,814           -       130,658       525,472
 Capital contributions                             781.172         1,615,000           -             -     1,615,000
 Redemptions                                      (750.788)       (1,606,748)   (952.848)   (2,000,000)   (3,606,748)
                                                 ---------       -----------   ---------   -----------   -----------

PARTNERS' CAPITAL, December 31, 1994 (Note 4)    2,409.778       $ 5,297,977     642.943   $ 1,413,533   $ 6,711,510     2,198.53

 Net income                                              -         1,621,026           -       427,698     2,048,724
 TIC 401(k) Plan unit adjustment (Note 3)            0.674                 -           -             -             -
 Capital contributions                             489.296         1,197,007           -             -     1,197,007
 Redemptions                                      (709.557)       (1,843,848)          -             -    (1,843,848)
                                                 ---------       -----------   ---------   -----------   -----------

PARTNERS' CAPITAL, December 31, 1995 (Note 4)    2,190.191         6,272,162     642.943     1,841,231     8,113,393     2,863.75

 Net income                                              -           645,415           -       175,337       820,752
 TIC 401(k) Plan unit adjustment (Note 3)            5.462                 -           -             -             -
 Capital contributions                             931.637         2,926,549           -             -     2,926,549
 Redemptions                                      (605.404)       (1,934,328)   (446.363)   (1,400,000)   (3,334,328)
                                                 ---------       -----------   ---------   -----------   -----------

PARTNERS' CAPITAL, December 31, 1996 (Note 4)    2,521.886       $ 7,909,798     196.580   $   616,568   $ 8,526,366    $3,136.46
                                                 =========       ===========   =========   ===========   ===========


       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                        DECEMBER 31, 1996, 1995 AND 1994
                        --------------------------------


1.  ORGANIZATION AND BUSINESS
    -------------------------

Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner"), formerly Second Management Company, Inc., is the general partner of the Partnership. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC") and its affiliates.

The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forward and option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Limited Partnership Agreement.

Duties of the General Partner
-----------------------------

The General Partner acts as the commodity pool operator of the Partnership and is responsible for the selection and monitoring of the commodity trading advisors and the commodity brokers used by the Partnership. The General Partner is also responsible for the performance of all administrative services necessary to the Partnership's operations.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Revenue Recognition
-------------------

Commodity interests are recorded on the trade date at the transacted contract price and are valued at market.

Brokerage Commissions and Fees
------------------------------

These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open trades at the end of the period are accrued on a round-turn basis.

Incentive Fee
-------------

The Partnership pays TIC, an affiliate of the General Partner, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined by the Limited Partnership Agreement) earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC has waived its right to receive incentive fees attributable to units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

Management Fee
--------------

The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/6 of 1% (2% per annum) of the Partnership's net assets. Effective August 1, 1995, TIC waived its right to receive management fees attributable to units held at the beginning of each month by the TIC 401(k) Plan.

Foreign Currency Translation
----------------------------

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of income.

U.S. Government Obligations
---------------------------

The Partnership invests a varying amount of its assets in U.S. Treasury bills. These bills are held in commodity trading accounts and are used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through December 1997, are valued in the statements of financial condition at original cost plus accrued discount, which approximates the market value. These bills have a face value of $9,000,000 and $5,000,000 (cost $8,548,403 and $4,782,246) at December 31, 1996 and 1995.

Net Income Per Unit
-------------------

Net Income Per Unit is computed by dividing net income by the monthly average units outstanding at the beginning of each month.

Use of Estimates
----------------

Certain estimates, as determined by the General Partner, were used in the preparation of these financial statements.

Reclassifications
-----------------

Certain reclassifications have been made to prior year balances to conform with current year presentation.

3.  CAPITAL ACCOUNTS
    ----------------

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units. The Partnership's net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value.

4.  REDEMPTION OF UNITS
    -------------------

At each quarter-end, units are redeemable at the discretion of the limited partner. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. Partial redemptions of units which would reduce the net asset value of a limited partner's unredeemed units to less than the minimum investment then required of new limited partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

5.  INCOME TAXES
    ------------

No provision for income taxes has been made in the accompanying financial statements. Partners are responsible for reporting income or loss based upon their respective share of revenue and expenses of the Partnership.

6.  RELATED PARTY TRANSACTIONS
    --------------------------

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions.

Bellwether Partners LLC ("BPL"), a Delaware limited liability company, formerly Bellwether Partners Inc., and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange and commodity forward contracts. During 1995 and 1994, the Partnership paid commissions of $44,921 and $48,631 to BPL. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 20% of the Partnership's net assets. During 1996, 1995 and 1994, the Partnership received $69,856, $45,659 and $22,681 in interest income for the amounts on deposit with BPL. At December 31, 1996 and 1995, the amounts on deposit with BPL were $575,437 and $1,251,171 (including $16,352 in unrealized losses for 1996 and $29,090 in unrealized gains for 1995).

Bellwether Futures LLC ("BFL"), a Delaware limited liability company, formerly Bellwether Futures Corporation, is an affiliate of the General Partner and is qualified to do business in Illinois. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for managing the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

TIC, an affiliate of the General Partner, receives incentive and management fees as compensation for acting as trading advisor (Note 2).

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET MARKET RISK
    ---------------------------------------------------------
    AND CONCENTRATION OF CREDIT RISK
    --------------------------------

The Partnership is a party to financial instruments with elements of off-balance sheet credit and market risk in excess of the amounts recognized in the statements of financial condition through its trading of financial futures, forwards, swaps and exchange traded and negotiated over-the-counter options.

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. The forwards are generally settled with the counterparty two days after the trade. At December 31, 1996 and 1995, the Partnership held financial instruments with the following approximate aggregate notional values (000's omitted):

                                             1996      1995
                                           -------   -------
Exchange traded contracts:
  Interest rate futures and option
    contracts-
      Domestic                             $   565   $ 2,409
      Foreign                               28,977     5,202

  Foreign exchange contracts-
      Financial futures contracts            1,673       424
      Forward currency contracts             3,399     4,788

  Equity index futures-
      Domestic                                   -     6,185
      Foreign                                  505     1,926

Over-the-counter contracts:
 Forward currency contracts                      -     4,926
                                           -------   -------
                                           $35,119   $25,860
                                           =======   =======

As of December 31, 1996 and 1995, there were no swaps outstanding. Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at December 31, 1996 and 1995 mature through the following dates:

                                             1996        1995
                                          ----------  ----------
Exchange traded contracts:
     Interest rate futures and option
       contracts                          March 1997  March 1996
     Foreign exchange contracts           June 1997   March 1996
     Equity index futures                 March 1997  March 1996

Over-the-counter contracts:
     Forward currency contracts                    -  January 5, 1996

The following table summarizes the year-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statement of financial condition based on month-end balances (000's omitted):


                                        Assets       Liabilities
                                   ---------------  --------------
                                    1996   Average  1996   Average
                                   ------  -------  ----   -------
Exchange traded contracts:
 Interest rate contracts-
      Domestic                      $   2     $ 22      -      $ 3
      Foreign                         126       15      -        5

 Foreign exchange contracts-            -
      Financial futures contracts       -        8      3        7
      Forward currency contracts                28     15        2

 Equity index futures-
      Domestic                          -       14      -        -
      Foreign                           5       59      -        1

Over-the-counter contracts:
  Forward currency contracts            -       14      -        4
                                    -----     ----  -----      ---
                                    $ 133     $160  $  18      $22
                                    =====     ====  =====      ===

Net trading gains and losses from strategies that use a variety of financial instruments are recorded in the statements of income. The following table summarizes the components of trading gains and losses, net of commissions and fees, for the years ended December 31, 1996, 1995 and 1994 (000's omitted):


                                           1996     1995     1994
                                          ------   ------   ------
Exchange traded contracts:
  Interest rate futures and option
   contracts-
        Domestic                          $ 726    $  (48)  $  267
        Foreign                            (450)       18    1,160

     Foreign exchange contracts             591     1,077       23

     Equity index futures-
        Domestic                           (544)     (266)    (158)
        Foreign                             399       865     (301)

Over-the-counter contracts:
     Forward currency contracts             131       414     (280)

Non-derivative financial instruments       (105)       29     (145)
                                          -----    ------   ------
                                          $ 748    $2,089   $  566
                                          =====    ======   ======

In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to insure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCMs and counterparties and, when deemed necessary, reduces its exposure to these FCMs and counterparties. The Partnership's exposure to credit risk associated with the nonperformance of these FCMs and counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCMs. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by the Partnership with respect to its FCMs and counterparties, including BPL, there always is a risk of nonperformance.

Generally, financial contracts can be closed out at the discretion of the trading advisor. An illiquid or closed market, however, could prevent the closeout of positions.