Form 10-Q
period 1997-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 1997-05-14
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




    FOR THE QUARTER ENDED:  3/31/97       COMMISSION FILE NUMBER:  33-33982
                            -------                                --------


                         TUDOR FUND FOR EMPLOYEES L.P.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                             13-3543779
  ---------------------------------------------------------------------------
       (State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization)            Identification No.)

  600 Steamboat Road, Greenwich, Connecticut            06830
  ---------------------------------------------------------------------------
   (Address of principal executive offices)          (Zip Code)

                                (203) 863-6700
  ---------------------------------------------------------------------------
             (Registrant's telephone number, including area code)





        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               X    YES      NO
                             -----      ----

                         PART 1 - FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                            MARCH 31,    DECEMBER 31,
                                              1997           1996
                                           (UNAUDITED)     (AUDITED)
                                           -----------   ------------
ASSETS
------

Cash                                       $ 1,398,324    $ 2,220,395
Equity in commodity trading accounts:
 Due from broker                             2,881,153      1,005,276
 U.S. Government obligations                 7,325,181      8,773,008
 Net unrealized gain on open commodity         879,373        114,755
  interests
                                           -----------    -----------
  Total equity                              11,085,707      9,893,039

 Other assets                                       --         25,272
                                          ------------    -----------
     Total assets                          $12,484,031    $12,138,706
                                          ============    ===========


LIABILITIES AND PARTNERS' CAPITAL
---------------------------------

LIABILITIES:

Pending partner additions                  $   844,317    $ 1,218,064
Redemptions payable                            127,697      2,327,305
Incentive fees payable                          85,870             --
Management fees payable                         67,249         17,014
Accrued professional fees and other             63,913         49,957
                                           -----------     -----------

     Total liabilities                       1,189,046      3,612,340
                                           -----------     -----------

PARTNERS' CAPITAL
----------------------------------------
Limited Partners, 10,000 units
 authorized and 2,878.400 and
 2,521.886 outstanding at March 31,         10,572,907      7,909,798
  1997 and December 31, 1996
General Partner, 196.580 units
 outstanding at March 31, 1997 and
 642.943 units outstanding at December         722,078        616,568
  31, 1996
                                           -----------     ----------

     Total partners' capital                11,294,985      8,526,366
                                           -----------     ----------

     Total liabilities and partners'       $12,484,031    $12,138,706
      capital
                                           ===========    ===========

        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)



                                           MARCH 31,    MARCH 31,
                                             1997         1996
                                        ------------  ------------
REVENUES:
Net realized trading gains                 $  996,465   $1,116,079
Change in net unrealized trading gains        765,763      130,428
Interest income                               135,818      118,595
                                        ------------- ------------

  Total revenues                            1,898,046    1,365,102
                                        ------------- ------------

EXPENSES:
Brokerage commissions and fees                 59,677       40,416
Incentive fees                                 85,870      131,741
Management fees                                50,235       47,961
Professional fees and other                    24,013       24,730
                                        ------------- ------------

  Total expenses                              219,795      244,848
                                        ------------- ------------

  Net income                               $1,678,251   $1,120,254
                                        ============= ============

  Limited Partners' Net Income              1,572,741      889,067

  General Partner's Net Income                105,510      231,187
                                        ------------- ------------

                                           $1,678,251   $1,120,254
                                        ============= ============

  Change in Net Asset Value Per Unit          $536.73      $359.58
                                        ============= ============

  Average Net Income Per Unit                 $539.92      $358.15
                                        ============= ============





       The accompanying notes are an integral part of these statements.


                                                   TUDOR FUND FOR EMPLOYEES L.P.
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                             FOR THE PERIOD ENDED MARCH 31, 1997 AND THE YEAR ENDED DECEMBER 31, 1996


                                          LIMITED PARTNERS        GENERAL PARTNER            TOTAL          NET ASSET VALUE
                                         UNITS      CAPITAL      UNITS      CAPITAL         CAPITAL             PER UNIT
                                        -------- ------------ ----------- ------------- ---------------- -----------------------

Partners' Capital, January 1, 1996     $2,190.191 $ 6,272,162     642.943   $ 1,841,231     $ 8,113,393         $2,863.75

     Net income                           --          645,415        --         175,337         820,752
     TIC 401(k) Plan unit adjustment (a)    5.462     --             --        --              --
     Capital Contributions                931.637   2,926,549    (446.363)   (1,400,000)      2,926,549
     Redemptions                         (605.404) (1,934,328)       --        --            (3,334,328)
                                        -------- ------------ ----------- ------------- ---------------- -----------------------
 Partners' Capital, December 31, 1996   2,521.886   7,909,798     196.580       616,568       8,526,366         $3,136.46
   (b)                                  --------- ------------ ----------- ------------- ---------------- -----------------------

  Net income                              --        1,572,741        --         105,510       1,678,251
  TIC 401(k) Plan unit adjustment (a)       2.923     --             --        --              --
  Capital Contributions                   388.356   1,218,065        --        --             1,218,065
  Redemptions                             (34.765)   (127,697)       --        --              (127,697)
                                         -------- ------------ ----------- ------------- ---------------- -----------------------
Partners' Capital, March 31, 1997 (b)   2,878.400  10,572,907     196.580  $   722,078      $11,294,985         $3,673.19
                                          ======== =========== =========== ============= ================ ========================

(a) (See Note 3 - Capital Accounts)
(b) (See Note 4 - Redemption of Units)


       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1997
                                  (UNAUDITED)

(1)      ORGANIZATION
         ------------

         Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC, a Delaware limited liability company ("SML" or the "General Partner"), was the general partner for the Partnership during the quarter ended March 31, 1997 and owned approximately 197 units of general partnership interest. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC") and its affiliates and certain employee benefit plans. Prior to April 4, 1996, Second Management Company, Inc., a Delaware Corporation ("SMCI") was the general partner of the Partnership. SML is the successor-in interest to SMCI by virtue of merger with SMCI.

         The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forward, and option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in its Second Amended and Restated Limited Partnership Agreement.

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

(2)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

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

         U.S. GOVERNMENT OBLIGATIONS
         ---------------------------

         The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through December 1997, are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $7,500,000 and $9,000,000 (cost $7,201,142 and $8,548,403) at
         March 31, 1997 and December 31, 1996.

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


(4)      REDEMPTION OF UNITS
         -------------------

         At each quarter-end, units are redeemable at the discretion of the limited partner. Redemption of units in $1,000 increments or a full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Second Amended and Restated Limited Partnership Agreement. However, monthly redemptions have been required in the case of employee resignations. Partial redemptions of units which would reduce the net asset value of a limited partner's unredeemed units to less than the minimum investment then required of new limited partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

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

         Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's spot and forward contract counterparty and receives commissions on foreign exchange forward and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contract transactions, no more than 20% of the Partnership's net assets. Effective August 1, 1995, BPL ceased receiving commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

         Bellwether Futures LLC ("BFL"), a Delaware limited liability company, formerly Bellwether Futures Corporation is an affiliate of the General Partner and is qualified to do business in Illinois. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for managing the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

         TIC, an affiliate of the General Partner, receives incentive and management fees as compensation for acting as the Partnership's trading advisor (see Note 2).

(7)      FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK AND
         -----------------------------------------------------
         CONCENTRATION OF CREDIT RISK
         ----------------------------

         The Partnership is a party to financial instruments with elements of off-balance sheet credit and market risk in excess of the amount recognized in the statements of financial condition through its trading of financial futures, forwards, swaps and exchange traded and negotiated over-the-counter option contracts .

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

         At March 31, 1997 and December 31, 1996, the Partnership held financial instruments with the following approximate aggregate notional value (000's omitted):


                                          March 31,             December 31,
                                             1997                   1996
                                        ----------------  -----------------
Exchange Traded Contracts:
--------------------------
Interest Rate Futures and Option
 Contracts
----------
  Domestic                                $   6,512            $   565
  Foreign                                   113,785             28,977

Foreign Exchange Contracts
--------------------------
  Financial Futures Contracts                   953              1,673
  Forward Currency Contracts                 29,114              3,399

Equity Index Futures
--------------------
  Domestic                                    5,593               --
  Foreign                                    15,200                505

Over-the Counter Contracts:
---------------------------
  Forward Currency Contracts                  1,506               --
  Equity Index Swaps                          2,395               --
                                        ----------------    ---------------

Total                                     $ 175,058            $35,119
                                        ================    ===============


    Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at March 31, 1997 and December 31, 1996 mature through, or matured on, the following dates:


                                            March 31,    December 31,
                                              1997           1996
                                        -------------   -------------

Interest Rate Futures and Option          December 1997  March 1997
 Contracts
Foreign Exchange Contracts                    June 1997   June 1997
Equity Index Futures                      December 1997  March 1997
Over-the Counter Contracts                    June 1997      --

The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statement of financial condition based on month-end balances (in thousands):

                                        Assets                 Liabilities
                                ----------------------   -----------------------
                                March 31,                March 31,
                                  1997         Average     1997          Average
                                ---------      -------   ---------       -------
Exchange Traded Contracts:
--------------------------
Interest Rate Contracts
-----------------------
  Domestic                      $  --          $   42     $     79       $     28
  Foreign                             35           26           24             67

Foreign Exchange Contracts            80           57            8             10
--------------------------

Equity Index Futures
--------------------
  Domestic                           367          122        --                12
  Foreign                            275          127        --        5

Over-the-Counter Contracts:
---------------------------
  Forward Currency Contracts         --            25           51             21
                               ---------     ---------    ---------    -----------
    Total                       $    757      $   399     $    162     $      143
                                ========      ========    =========    ===========

     Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three months ended March 31, 1997 and 1996.

                                                         Three Months Ended
                                                  March 31, 1997   March 31, 1996
                                                ----------------   --------------
Interest Rate Futures and Option  Contracts
-------------------------------------------
  Domestic                                               $  322           $  167
  Foreign                                                  (129)              93

Foreign Exchange Contracts                                  338              539
-------------------------

Equity Index Futures
--------------------
  Domestic                                                  178             (117)
  Foreign                                                   279              602

Over-the-Counter Contracts                                  (23)             (72)
--------------------------

Non-Financial Derivative Instruments                        738               (6)
------------------------------------            ----------------   --------------


   Total                                                 $1,703           $1,206
                                               =================         ===============

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

    Generally, financial contracts can be closed out at the discretion of the trading advisor. However, an illiquid market could prevent the close-out of positions.

ITEM 2.          MANAGEMENT DISCUSSION AND ANALYSIS OF
-------          -------------------------------------
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                 ---------------------------------------------

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $1,218,065 and redemptions of $127,698 during the quarter ended March 31, 1997 (the "Current Quarter"). From its inception through April 1, 1997, the Partnership received total Limited Partner contributions of $14,554,938 and had total withdrawals of $9,590,474. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General
Partner's equity in the Partnership as of March 31, 1997 was approximately $722,000, representing approximately 6% of the Partnership's equity. At April 1, 1997, the Partnership had a total of 107 Limited Partners.

As is specified in the Second Amended and Restated Limited Partnership Agreement, dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. From its inception through April 1, 1997, the Partnership has received a total of $936,140 in contributions from the TIC 401(k) Plan. The TIC 401(k) Plan's equity in the Partnership as of April 1, 1997 was approximately $1,118,000, representing approximately 9.2% of Partnership equity or approximately 11.4% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of March 31, 1997 and December 31, 1996, U.S. Government obligations with varying maturities through December 1997 represented approximately 59% and 42% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $135,818, compared to $118,595 during the quarter ended March 31, 1996. This increase was due to an increase in the Partnership's assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represents approximately 11% and 18% of the Partnership's assets as of March 31, 1997 and December 31, 1996. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3)  RESULTS OF OPERATIONS
     ---------------------

As of March 31, 1997 and 1996, the Net Asset Value per unit was $3,673.19 and $3,223.33. For the quarter ended March 31, 1997, the Partnership had a gain of 17.11% or $536.73 per unit, compared to a gain of 12.55% or $359.58 per unit for the quarter ended March 31, 1996.

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three months ended March 31, 1997 and 1996.

                                                 Three Months Ended
                                          March 31, 1997   March 31, 1996
                                        ----------------- ---------------
Interest Rate Futures and Option
 Contracts
----------
  Domestic                                        $  322           $  167
  Foreign                                           (129)              93

Foreign Exchange Contracts                           338              539
--------------------------

Equity Index Futures
--------------------
  Domestic                                           178             (117)
  Foreign                                            279              602


Over-the-Counter Contracts                           (23)             (72)
--------------------------

Non-Financial Derivative Instruments                 738               (6)
------------------------------------
                                        --------------------- -----------

   Total                                          $1,703           $1,206
                                        ===================== ===========



Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The Partnership's net trading gains and losses represent a positive return on average net assets of 15.9% and 12.3% for the quarters ended March 31, 1997 and 1996. Brokerage commissions and fees were .4% and .4% of average net assets for the quarters ended March 31, 1996 and 1995.

Professional fees and other expenses during the Current Quarter ended March 31, 1997, as compared to the quarter ended March 31, 1996, remained stable.

Incentive fees are paid quarterly based on Net Trading Profits as described in the Limited Partnership Agreement. For the quarters ended March 31, 1997 and 1996, incentive fees were 5.0% and 10.9% of trading gains, net of commissions and fees. The decrease in 1997 was due to trading losses of $866,300 incurred during the last 6 months of 1996 needed to be recouped prior to the Partnership earning any new incentive fees in 1997.

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



                                TUDOR FUND FOR EMPLOYEES L.P.

                                By:  Second Management LLC,
                                     General Partner

                                By:  /s/ Mark F. Dalton
                                     ------------------
                                     Mark F. Dalton,
                                     President and Chief
                                     Operating Officer of the
                                     General Partner




                                By:  /s/ Mark Pickard
                                     ----------------

                                     Mark Pickard,
                                     Vice President and
                                     Chief Financial Officer of the
                                     General Partner



May 14, 1997