Form 10-Q
period 1997-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 1997-08-14
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED:  6/30/97       COMMISSION FILE NUMBER:  33-33982
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

                         PART 1 - FINANCIAL INFORMATION

                         Item 1. - Financial Statements

                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                            JUNE 30,     DECEMBER 31,
                                              1997           1996
                                           (UNAUDITED)     (AUDITED)
                                           -----------    -----------
              ASSETS
              ------
Cash                                       $ 3,898,536    $ 2,220,395
Equity in commodity trading accounts:
 Due from broker                             1,405,591      1,005,276
 U.S. Government obligations                 7,424,205      8,773,008
 Net unrealized gain on open commodity          15,572        114,755
  interests
                                           -----------    -----------
  Total equity                               8,845,368      9,893,039

 Other assets                                       --         25,272
                                           -----------    -----------
     Total assets                          $12,743,904    $12,138,706
                                           ===========    ===========

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

LIABILITIES:

Redemptions payable                        $   276,034    $ 1,218,064
Pending partner additions                      647,633      2,327,305
Incentive fees payable                           7,874             --
Management fees payable                         37,493         17,014
Accrued professional fees and other             65,783         49,957
                                           -----------    -----------

     Total liabilities                       1,034,817      3,612,340
                                           -----------    -----------

PARTNERS' CAPITAL:

Limited Partners, 10,000 units
 authorized and 2,936.700 and
 2,521.886 outstanding at June 30, 1997
 and December 31, 1996                      10,974,463      7,909,798
General Partner, 196.580 units
 outstanding at June 30, 1997 and
 196.580 units outstanding at December
 31, 1996                                      734,624        616,568
                                           -----------    -----------

     Total partners' capital                11,709,087      8,526,366
                                           -----------    -----------
     Total liabilities and partners'
      capital                              $12,743,904    $12,138,706
                                           ===========    ===========




        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)


                                             THREE MONTHS ENDED          SIX MONTHS ENDED
                                                  JUNE 30,                   JUNE 30,
                                              1997         1996         1997          1996
                                           ----------   ---------    ----------    ----------
REVENUES:

Net realized trading gains                 $1,067,382   $ 691,846    $2,063,847    $1,807,925
Change in net unrealized trading             (859,003)   (281,672)      (80,975)     (151,244)
 (losses)
Interest income                               147,287     142,552       270,839       261,147
                                           ----------   ---------    ----------    ----------

Total revenues                                355,666     552,726     2,253,711     1,917,828
                                           ----------   ---------    ----------    ----------

EXPENSES:

Brokerage commissions and fees                 52,625      29,192       112,302        69,606
Incentive fee                                   7,874      34,331        93,743       166,073
Management fees                                56,014      54,367       106,248       102,329
Professional fees and other                    21,734      24,501        45,748        49,231
                                           ----------   ---------    ----------    ----------

Total expenses                                138,247     142,391       358,041       387,239
                                           ----------   ---------    ----------    ----------

Net income                                 $  217,419   $ 410,335    $1,895,670    $1,530,589
                                           ==========   =========    ==========    ==========

Limited Partners' Net Income                  204,873     332,916     1,777,614     1,221,983

General Partner's Net Income                   12,546      77,419       118,056       308,606
                                           ----------   ---------    ----------    ----------

                                           $  217,419   $ 410,335    $1,895,670    $1,530,589
                                           ==========   =========    ==========    ==========

Change in Net Asset Value Per Unit             $63.82     $120.41       $600.54       $479.99
                                           ==========   =========    ==========    ==========

Average Net Income Per Unit                    $65.82     $121.82       $591.45       $471.23
                                           ==========   =========    ==========    ==========




        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD ENDED JUNE 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996

                                                                                                                       NET ASSET
                                                  LIMITED PARTNERS             GENERAL PARTNER             TOTAL        VALUE
                                                UNITS         CAPITAL        UNITS        CAPITAL         CAPITAL      PER UNIT
                                          --------------  --------------  ----------  ---------------  -------------  ------------

Partners' Capital, January 1, 1996          2,190.191       $ 6,272,162    642.943       $ 1,841,231    $ 8,113,393    $2,863.75

  Net income                                       --           645,415         --           175,337        820,752
  TIC 401(k) Plan unit adjustment (a)           5.462                --         --                --             --
  Capital Contributions                       931.637         2,926,549   (446.363)               --      2,926,549
  Redemptions                                (605.404)       (1,934,328)        --        (1,400,000)    (3,334,328)
                                           ----------       -----------   --------       -----------     ----------

Partners' Capital, December 31, 1996 (b)    2,521.886         7,909,798    196.580           616,568      8,526,366     3,136.46
                                           ----------       -----------   --------       -----------     ----------


  Net income                                       --         1,777,614        --            118,056      1,895,670
  TIC 401(k) Plan unit adjustment (a)           4.666                --        --                 --             --
  Capital Contributions                       618.215         2,062,381        --                 --      2,062,381
  Redemptions                                (208.067)         (775,330)       --                 --       (775,330)
                                           ----------       -----------   --------       -----------    -----------


Partners' Capital, June 30, 1997 (b)        2,936.700       $10,974,463    196.580       $   734,624    $11,709,087    $3,737.01
                                           ==========       ===========   ========       ===========    ===========

(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units


        The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                                  (UNAUDITED)

(1)  ORGANIZATION
     ------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC, a Delaware limited liability company ("SML" or the "General Partner"), was the general partner for the Partnership during the quarter ended June 30, 1997 and owned approximately 197 units of general partnership interest. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC" or the "Trading Advisor") and its affiliates and certain employee benefit plans. Prior to April 4, 1996, Second Management Company, Inc., a Delaware Corporation ("SMCI") was the general partner of the Partnership. SML is the successor-in-interest to SMCI by virtue of merger with SMCI.

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

     INCENTIVE FEE
     -------------

     The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Trading Profits (as defined in the Limited Partnership Agreement) earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC has waived its right to receive incentive fees attributable to units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan").

     MANAGEMENT FEE
     --------------

     The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/6 of 1% (2% per annum) of the Partnership's net assets. Effective August 1, 1995, TIC has waived its right to receive management fees attributable to units held at the beginning of each month by the TIC 401(k) Plan.

     ORGANIZATIONAL AND OFFERING COSTS
     ---------------------------------

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

     U.S. GOVERNMENT OBLIGATIONS
     ---------------------------

     The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill margin requirements. U.S. Treasury bills, with varying maturities through December 1997, are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $7,500,000 and $9,000,000 (cost $7,201,141 and $8,548,403) at June 30, 1997 and December 31, 1996.

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

     Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's spot and forward contract counterparty. The Partnership typically has on deposit with BPL, as collateral for forward contract transactions, no more than 20% of the Partnership's net assets. Effective August 1, 1995, BPL ceased receiving commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

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

     At June 30, 1997 and December 31, 1996, the Partnership held financial instruments with the following approximate aggregate notional value (000's omitted):

                                          June 30,      December 31,
                                            1997            1996
                                        ------------------------------
Exchange Traded Contracts:
--------------------------
Interest Rate Futures and Option
 Contracts
--------------------------------
  Domestic                                 $    ---       $   565
  Foreign                                   265,827        28,977

Foreign Exchange Contracts
--------------------------
  Financial Futures Contracts                   945         1,673
  Forward Currency Contracts                  7,926         3,399

Equity Index Futures
--------------------
  Domestic                                    2,215           ---
  Foreign                                     1,450           505

Over-the Counter Contracts:
---------------------------
  Equity Index Swaps                            489           ---
                                           --------       -------

Total                                      $278,852       $35,119
                                           ========       =======

Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at June 30, 1997 and December 31, 1996 mature through, or matured on, the following dates:

                                             June 30,     December 31,
                                               1997           1996
                                        ---------------  -------------

Interest Rate Futures and Option          December 1998   March 1997
 Contracts
Foreign Exchange Contracts                December 1997    June 1997
Equity Index Futures                     September 1997   March 1997


The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statement of financial condition based on month-end balances (in thousands):

                                        Assets                Liabilities
                                  --------------------    --------------------
                                  June 30,                June 30,
                                   1997        Average      1997       Average
                                  ---------  ---------    ---------  ---------
Exchange Traded Contracts:
--------------------------
Interest Rate Contracts
------------------------------
  Domestic                            --          23          --          18
  Foreign                             44          76           2          39

Foreign Exchange Contracts             8          35           2          21
------------------------------

Equity Index Futures
------------------------------
  Domestic                            --          84          42          13
  Foreign                             15          66          --           2

Over-the-Counter Contracts:
------------------------------
  Forward Currency Contracts          --          12          --          14
                                  ------      ------      ------      ------
   Total                              67         296          46         107
                                  ======      ======      ======      ======

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three and six months ended June 30, 1997 and 1996.

                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ---------------
                                            1997      1996     1997     1996
                                          --------  --------  -------  ------
Interest Rate Futures and Option
 Contracts
--------------------------------
  Domestic                                  $  78     $ 506       399     673
  Foreign                                     421      (340)      291    (247)

Foreign Exchange Contracts                     50       288       402     827
--------------------------

Equity Index Futures
--------------------
  Domestic                                   (100)     (192)       78    (309)
  Foreign                                    (243)        1        36     603

Over-the-Counter Contracts                    185       178       161     106
--------------------------

Non-Derivative Financial Instruments         (235)      (60)      504     (66)
------------------------------------
                                            ------    ------   ------  ------

   Total                                    $ 156     $ 381    $1,871  $1,587
                                            ======    ======   ======  ======

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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
-------  -------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $844,317 and redemptions of $647,633 during the quarter ended June 30, 1997 (the "Current Quarter"). From its inception through July 1, 1997, the Partnership received total Limited Partner contributions of $14,830,972 and had total withdrawals of $10,238,107. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of June 30, 1997 was approximately $735,000, representing approximately 6% of the Partnership's equity. At July 1, 1997, the Partnership had a total of 101 Limited Partners.

     As further specified in the Second Amended and Restated Limited Partnership Agreement, dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. From its inception through July 1, 1997, the Partnership has received a total of $1,022,174 in contributions from the TIC 401(k) Plan. The TIC 401(k) Plan's equity in the Partnership as of July 1, 1997 was approximately $1,230,000, representing approximately 10.3% of Partnership equity or approximately 12.8% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1) LIQUIDITY
    ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of June 30, 1997 and December 31, 1996, U.S. Government obligations with varying maturities through December 1997 represented approximately 58% and 72% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $147,286, compared to $142,551 during the quarter ended June 30, 1996. This increase was due to an increase in the Partnership's assets.


     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represents approximately 31% and 18% of the Partnership's assets as of June 30, 1997 and December 31, 1996. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3) RESULTS OF OPERATIONS
    ---------------------

    As of June 30, 1997 and 1996, the Net Asset Value per unit was $3,737.01 and $3,343.74. For the six months ended June 30, 1997, the Partnership had a gain of 19.15% or $600.54 per unit, compared to a gain of 17.11% or $479.99 per unit for the six months ended June 30, 1996. For the Current Quarter, the partnership had a gain of 1.73% or $63.82 per unit, compared to a gain of 3.73% or $120.41 per unit for the three months ended June 30, 1996.

    Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three and six months ended June 30, 1997 and 1996.


                                          Three Months Ended  Six Months Ended
                                               June 30,           June 30,
                                          ------------------  ---------------
                                            1997      1996     1997     1996
                                          ------------------  ---------------
Interest Rate Futures and Option
 Contracts
--------------------------------
  Domestic                                  $  78     $ 506       399     673
  Foreign                                     421      (340)      291    (247)

Foreign Exchange Contracts                     50       288       402     827
--------------------------

Equity Index Futures
--------------------
  Domestic                                   (100)     (192)       78    (309)
  Foreign                                    (243)        1        36     603

Over-the-Counter Contracts                    185       178       161     106
--------------------------

Non-Financial Derivative Instruments         (235)      (60)      503     (66)
------------------------------------
                                            -----     -----    ------  ------

   Total                                    $ 156     $ 381    $1,871  $1,587
                                            =====     =====    ======  ======

Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The Partnership's net trading gains and losses represent a positive return on average net assets of 1.29% for the Current Quarter compared to a positive return of 3.35% for the three months ended June 30, 1996. The Partnership's net trading gains represent a positive return on average net assets of 15.87% for the six months ended June 30, 1997 compared to a positive return of 12.28% for the six months ended June 30, 1996. Brokerage commissions and fees were .4% and
 .3% of average net assets for the quarters ended June 30, 1997 and 1996 and 1.0% and .7% for the six months ended June 30, 1997 and 1996.

Professional fees and other expenses during the Current Quarter ended June 30, 1997 remained stable as compared to the quarter ended June 30, 1996.

Incentive fees are paid quarterly based on Net Trading Profits as described further in the Limited Partnership Agreement. For the six months ended June 30, 1997 and 1996, incentive fees were 5.0% and 10.5% of trading gains, net of commissions and fees. Trading losses of $866,300 which were incurred during the last six months of 1996 resulted in lower incentive fees as a percentage of Trading Profits during the first six months of 1997 because trading losses need to be recouped by the Partnership prior to the Partnership's payment of incentive fees to the Trading Advisor.

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



August 14, 1997