Form 10-Q
period 1997-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 1997-11-13
CIK 861895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

   FOR THE QUARTER ENDED: 9/30/97      COMMISSION FILE NUMBER:   33-33982
                          -------                                --------

                        TUDOR FUND FOR EMPLOYEES L.P.
--------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)

            Delaware                                     13-3543779
--------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

600 Steamboat Road, Greenwich, Connecticut                  06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

                              (203) 863-6700
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                           X YES  NO
                                           -     -

                        PART I - FINANCIAL INFORMATION
                        ITEM 1. - FINANCIAL STATEMENTS
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1997             1996
                                                                         (UNAUDITED)       (AUDITED)
                                                                        ------------      -----------
                                 ASSETS
                                 ------
Cash                                                                     $ 3,087,056      $ 2,220,395
Equity in commodity trading accounts:
   Due from broker                                                         2,011,733        1,005,276
   U.S. Government obligations                                             7,475,729        8,773,008
   Net unrealized gain on open commodity interests                            14,765          114,755
                                                                         -----------      -----------
     Total equity                                                          9,502,227        9,893,039

   Other assets                                                                 --             25,272

                                                                         -----------      -----------

         Total assets                                                    $12,589,283      $12,138,706
                                                                         ===========      ===========

                   LIABILITIES AND PARTNERS' CAPITAL
                   ---------------------------------
LIABILITIES:

Redemptions payable                                                      $   207,951      $ 1,218,064
Pending partner additions                                                    175,139        2,327,305
Incentive fees payable                                                        19,229             --
Management fees payable                                                       56,236           17,014
Accrued professional fees and other                                           67,724           49,957
                                                                         -----------      -----------

         Total liabilities                                                   526,279        3,612,340
                                                                         -----------      -----------

PARTNERS' CAPITAL:

Limited Partners, 10,000 units authorized and 2,966.542 and
  2,521.886 outstanding at September 30, 1997 and December 31, 1996       11,313,316        7,909,798

General Partner, 196.580 units outstanding at September 30, 1997
  and December 31, 1996                                                      749,688          616,568
                                                                         -----------      -----------

         Total partners' capital                                          12,063,004        8,526,366
                                                                         -----------      -----------

         Total liabilities and partners' capital                         $12,589,283      $12,138,706
                                                                         ===========      ===========



       The accompanying notes are an integral part of these statements.

                        TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
                     FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)

                                                    THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                       SEPTEMBER 30,                       SEPTEMBER 30,
                                                  1997              1996              1997             1996
                                              ------------       -----------       -----------      -----------
REVENUES:

Net realized trading gain  (loss)             $   240,896       $  (515,298)      $ 2,304,744       $ 1,292,628
Change in net unrealized trading  (loss)          (11,735)              545           (92,711)         (150,700)
Interest income                                   152,327           142,524           423,166           403,671
                                              -----------       -----------       -----------       -----------

Total revenues                                    381,488          (372,229)        2,635,199         1,545,599
                                              -----------       -----------       -----------       -----------

EXPENSES:

Brokerage commissions and fees                     39,272            22,773           151,574            92,380
Incentive fee                                      11,355              --             105,098           166,073
Management fees                                    56,236            52,709           162,484           155,037
Professional fees and other                        21,603            23,728            67,351            72,959
                                              -----------       -----------       -----------       -----------

Total expenses                                    128,466            99,210           486,507           486,449
                                              -----------       -----------       -----------       -----------

Net income  (loss)                            $   253,022       $  (471,439)      $ 2,148,692       $ 1,059,150
                                              ===========       ===========       ===========       ===========

Limited Partners' Net Income                      237,958          (383,091)        2,015,572           838,892

General Partner's Net Income                       15,064           (88,348)          133,120           220,258
                                              -----------       -----------       -----------       -----------

                                              $   253,022       $  (471,439)      $ 2,148,692       $ 1,059,150
                                              ===========       ===========       ===========       ===========

Change in Net Asset Value Per Unit            $     76.63       $   (137.41)      $    677.18       $    342.58
                                              ===========       ===========       ===========       ===========

Net Income (Loss) Per Unit                    $     78.85       $   (139.31)      $    670.12       $    321.53
                                              ===========       ===========       ===========       ===========

       The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
  FOR THE PERIOD ENDED SEPTEMBER 30, 1997 AND THE YEAR ENDED DECEMBER 31, 1996


                                                             LIMITED PARTNERS
                                                       UNITS               CAPITAL

                                                 ------------------- -------------------

Partners' Capital, January 1, 1996                      2,190.191        $  6,272,162

     Net income                                            --                 645,415
     TIC 401(k) Plan unit adjustment (a)                    5.462              --
     Capital Contributions                                931.637           2,926,549
     Redemptions                                         (605.404)         (1,934,328)
                                                 ------------------- -------------------

Partners' Capital, December 31, 1996  (b)               2,521.886           7,909,798
                                                 ------------------- -------------------

     Net income                                            --               2,015,572
     TIC 401(k) Plan unit adjustment (a)                    6.567              --
     Capital Contributions                                692.080           2,338,415
     Redemptions                                         (253.991)           (950,469)
                                                 ------------------- -------------------

Partners' Capital, September 30, 1997 (b)               2,966.542        $ 11,313,316
                                                 =================== ===================



                                                        GENERAL PARTNER                    TOTAL           NET ASSET VALUE
                                                   UNITS              CAPITAL             CAPITAL              PER UNIT
                                               ---------------   -------------------  -----------------  --------------------

Partners' Capital, January 1, 1996                642.943         $  1,841,231         $  8,113,393          $  2,863.75

     Net income                                    --                  175,337            2,048,724
     TIC 401(k) Plan unit adjustment (a)           --                  --                    --
     Capital Contributions                         --                  --                 1,197,007
     Redemptions                                 (446.363)          (1,400,000)          (1,843,848)
                                               ---------------- --------------------  -----------------

Partners' Capital, December 31, 1996  (b)         196.580              616,568            8,526,366             3,136.46
                                               ---------------- --------------------  -----------------

     Net income                                    --                  133,120            2,148,692
     TIC 401(k) Plan unit adjustment (a)           --                   --                    --
     Capital Contributions                         --                   --                2,338,415
     Redemptions                                   --                   --                 (950,469)
                                                ---------------- ------------------   -----------------

Partners' Capital, September 30, 1997 (b)         196.580          $   749,688         $ 12,063,004          $  3,813.64
                                                ================ ==================   =================


(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units

       The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1)      ORGANIZATION
         ------------

         Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC, a Delaware limited liability company ("SML" or the "General Partner"), was the general partner for the Partnership during the quarter ended September 30, 1997 and owned approximately 197 units of general partnership interest. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC" or the "Trading Advisor") and its affiliates and certain employee benefit plans. Prior to April 4, 1996, Second Management Company, Inc., a Delaware Corporation ("SMCI") was the general partner of the Partnership. SML is the successor-in-interest to SMCI by virtue of merger with SMCI.

         The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forward, and option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in its Second Amended and Restated Limited Partnership Agreement, (the "Limited Partnership Agreement"), dated May 22, 1996.

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

         U.S. GOVERNMENT OBLIGATIONS
         ---------------------------

         The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill margin requirements. U.S. Treasury bills, with varying maturities through December 1997, are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $7,500,000 and $9,000,000 (cost $7,268,344.71 and $8,548,403)
         at September 30, 1997 and December 31, 1996.

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

         At September 30, 1997 and December 31, 1996, the Partnership held financial instruments with the following approximate aggregate notional value (000's omitted):

                                               September 30,    December 31,
                                                   1997           1996
                                               -------------    -----------
Exchange Traded Contracts:
--------------------------
Interest Rate Futures and Option Contracts
------------------------------------------
     Domestic                                    $ 52,723         $    565
     Foreign                                      157,732           28,977

Foreign Exchange Contracts
--------------------------
     Financial Futures Contracts                    6,793            1,673
     Forward Currency Contracts                    15,587            3,399

Equity Index Futures
--------------------
     Domestic                                       5,763             --
     Foreign                                          467              505
                                                 --------         --------

Total                                            $239,065         $ 35,119
                                                 ========         ========

At September 30, 1997 and December 31, 1996, there were no swaps outstanding. Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at September 30, 1997 and December 31, 1996 mature through, or matured on, the following dates:

                                                September 30,     December 31,
                                                    1997             1996
                                                -------------     ------------

Interest Rate Futures and Option Contracts          June 1999      March 1997
Foreign Exchange Contracts                         March 1998       June 1997
Equity Index Futures                            December 1997      March 1997


The following table summarizes the quarter-end and the average assets and liabilities during the quarter resulting from unrealized gains and losses on derivative instruments included in the statement of financial condition based on month-end balances (in thousands):

                                     Assets                   Liabilities
                                  ---------------------- ----------------------
                                  September 30,          September 30,
                                      1997       Average     1997       Average
                                  -------------  ------- -------------  -------
Exchange Traded Contracts:
--------------------------
Interest Rate Contracts
-----------------------
     Domestic                           95          26          --         14
     Foreign                             3          69           1         30

Foreign Exchange Contracts               5          27          73         27
--------------------------

Equity Index Futures
--------------------
     Domestic                           --          57           9         10
     Foreign                             3          47           5          2

Over-the-Counter Contracts:
---------------------------
     Forward Currency Contracts         --          17          --          9
                                  -------------  ------- -------------  -------

       Total                           106         243          88         92
                                  =============  ======= =============  =======

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three and nine months ended September 30, 1997 and 1996.


                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                     -----------------                 ----------------
                                                    1997            1996             1997            1996
                                                 -----------    -------------    ------------    ------------

Interest Rate Futures and Option Contracts
------------------------------------------
     Domestic                                       $   346       $    58           $   745       $   730
     Foreign                                             23          (167)              314          (414)

Foreign Exchange Contracts                             (148)         (198)              254           630
--------------------------

Equity Index Futures
--------------------
     Domestic                                          (203)         (147)             (126)         (456)
     Foreign                                            155           (76)              190           526

Over-the-Counter Contracts                              183            22               344           128
--------------------------

Non-Derivative Financial Instruments                   (166)          (30)              339           (94)
------------------------------------


       Total                                        $   190       $  (538)          $ 2,060       $ 1,050
                                                 ===========    =============    ============   =============


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

ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
-------  -------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ---------------------------------------------
         The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additional subscriptions of $276,034 and redemptions of $175,139 during the quarter ended September 30, 1997 (the "Current Quarter"). From its inception through October 1, 1997, the Partnership received total Limited Partner contributions of $15,038,923 and had total withdrawals of $10,413,246. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of September 30, 1997 was approximately $750,000, representing approximately 6% of the Partnership's equity. At October 1, 1997, the Partnership had a total of 100 Limited Partners.

         As further specified in the Limited Partnership Agreement, dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. From its inception through October 1, 1997, the Partnership has received a total of $1,061,125 in contributions from the TIC 401(k) Plan. The TIC 401(k) Plan's equity in the Partnership as of October 1, 1997 was approximately $1,300,000, representing approximately 10.6% of Partnership equity or approximately 13.2% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)      LIQUIDITY
         ---------

         The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of September 30, 1997 and December 31, 1996, U.S. Government obligations with varying maturities through December 1997 represented approximately 59% and 72% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units of Partnership interest. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $152,327, compared to $142,524 during the quarter ended September 30, 1996. This increase was due to an increase in the Partnership's assets.

         In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represents approximately 25% and 18% of the Partnership's assets as of September 30, 1997 and December 31, 1996. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3)      RESULTS OF OPERATIONS
         ---------------------

         As of September 30, 1997 and 1996, the Net Asset Value per unit was $3,813.64 and $3,206.33 For the nine months ended September 30, 1997, the Partnership had a gain of 21.59% or $677.18 per unit, compared to a gain of 11.96% or $342.58 per unit for the nine months ended September 30, 1996. For the Current Quarter, the partnership had a gain of 2.05% or $76.63 per unit, compared to a loss of (4.11%) or ($137.41) per unit for the three months ended September 30, 1996.

         Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three and six months ended September 30, 1997 and 1996.

                                                   Three Months Ended         Nine Months Ended
                                                     September 30,              September 30,
                                                   ------------------         -----------------
                                                   1997          1996         1997         1996
                                                   ----          ----         ----         ----
Interest Rate Futures and Option Contracts
------------------------------------------
     Domestic                                   $   346       $    55       $   745       $   730
     Foreign                                         23          (167)          314          (414)

Foreign Exchange Contracts                         (148)         (198)          254           630
--------------------------

Equity Index Futures
--------------------
     Domestic                                      (203)         (147)         (126)         (456)
     Foreign                                        155           (76)          190           526

Over-the-Counter Contracts                          183            22           344           128
--------------------------

Non-Financial Derivative Instruments               (166)          (30)          339           (94)
------------------------------------

                                                -------       -------       -------       -------
       Total                                    $   190       $  (538)      $ 2,060       $ 1,050
                                                =======       =======       =======       =======


         Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The Partnership's net trading gains and losses represent a positive return on average net assets of 1.52% for the Current Quarter compared to a negative return of 4.87% for the three months ended September 30, 1996. The Partnership's net trading gains represent a positive return on average net assets of 17.51% for the nine months ended September 30, 1997 compared to a positive return of 9.76% for the nine months ended September 30, 1996. Brokerage commissions and fees were .3% and .2% of average net assets for the quarters ended September 30, 1997 and 1996 and 1.3% and .9% for the nine months ended September 30, 1997 and 1996.

         Professional fees and other expenses during the Current Quarter ended September 30, 1997 remained stable as compared to the quarter ended September 30, 1996.

         Incentive fees are paid quarterly based on Net Trading Profits as described further in the Limited Partnership Agreement. For the nine months ended September 30, 1997 and 1996, incentive fees were 7.9% and 14.8% of trading gains, net of commissions and fees. Trading losses of $866,300 which were incurred during the last six months of 1996 resulted in lower incentive fees as a percentage of Trading Profits during the first six months of 1997 because trading losses need to be recouped by the Partnership prior to the Partnership's payment of incentive fees to the Trading Advisor.

         Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

                           PART II OTHER INFORMATION

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS
------   -----------------------------------------

         The effective date of the registration statement of the Partnership was June 22, 1990. 10,000 units of Limited Partnership interest ("Units") were offered at a price of $1,000 per Unit and 421 Units were sold on July 2, 1990 in the initial offering. The remaining Units are being offered on a continuous basis (the "Continuing Offering") at quarterly closings (each a "Closing"). Cargill Investor Services, Inc. acts as the managing underwriter. All of the net proceeds from the Continuing Offering are used by the Partnership for working capital purposes.

         During the Continuing Offering, Units are sold at 100% of the "Net Asset Value" of a Unit (as defined in the Partnership's Limited Partnership Agreement) as of the opening of business on the date of the applicable Closing. Through October 1, 1997, an aggregate of $15,038,923 of Units had been sold.

         The General Partner initially paid all of the organizational costs of the Partnership which included all expenses incurred in connection with and directly and indirectly relating to the formation, qualification and registration of the Partnership and the Units, the preparation of the initial registration statement and prospectus relating to the Partnership and the Units and the initial offering, distribution and processing of the Units under applicable federal and state law. Such costs aggregated $183,220 ($55,000 of organizational costs and $128,220 of initial offering costs). Of such amounts, the Partnership reimbursed the General Partner for $48,200 of organizational costs and $106,728 of initial offering costs.

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

November 14, 1997