Form 10-K
period 1997-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 1998-03-30
CIK 861895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(MARK ONE)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended     DECEMBER 31, 1997
                          ---------------------------

                                      OR
          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----      SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

                        Commission file number 33-33982
                                               --------

                         Tudor Fund For Employees L.P.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

   DELAWARE                                           13-3543779
--------------------------------                     -------------
(State or other jurisdiction                        (I.R.S Employer
of incorporation or organization)                   Identification No.)


  600 Steamboat Road, Greenwich,  Connecticut                   06830
------------------------------------------------------------  ----------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code   (203) 863-6700
                                                     --------------

          Securities registered pursuant to Section 12(b) of the Act:

  Title of each class    Name of each exchange on which registered
  -------------------    -----------------------------------------

         N/A                                 N/A

          Securities registered pursuant to Section 12(g) of the Act:

              N/A
---------------------------------------------------------------
                         (Title of Class)

              N/A
---------------------------------------------------------------
                         (Title of Class)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.     YES   X       NO
                                                  ------        -----

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS
FORM 10-K. (    )

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

PARTNERSHIP'S REGISTRATION STATEMENT ON FORM S-1, FILE NO. 33-33982, AS AMENDED,
--------------------------------------------------------------------------------
DATED JUNE 22, 1990 - PART IV
-----------------------------
SECOND AMENDED AND RESTATED LIMITED PARTNERSHIP AGREEMENT DATED AS OF MAY 22,
-----------------------------------------------------------------------------
1996 -PART IV
-------------

                                 (COVER PAGE 2 OF 2 PAGES)

                                     PART I


ITEM 1.  BUSINESS.
         --------

          (a).  GENERAL DEVELOPMENT OF BUSINESS. Tudor Fund For Employees L.P.,
                -------------------------------
a Delaware limited partnership (the "Partnership"), was formed on November 22, 1989. The business and objective of the Partnership is to generate appreciation of its assets through speculative trading of commodity futures, forwards and option contracts and other commodity interests ("commodity interests"). Only employees of Tudor Investment Corporation ("TIC") or its affiliates, and certain employee benefit plans of TIC or its affiliates, are eligible to become limited partners (each a "Limited Partner") of the Partnership.

Second Management LLC, formerly Second Management Company, Inc., a Delaware limited liability corporation formed on April 4, 1996 (the "General Partner" and together with the Limited Partners, the "Partners"), is responsible for selecting and monitoring the commodity trading advisors and commodity brokers used by the Partnership and for performing all administrative services necessary to the Partnership's operations. The General Partner's main business office is located at 600 Steamboat Road, Greenwich, Connecticut 06830, telephone (203) 863-6700, facsimile (203) 863-8600.

In connection with a public offering of 10,000 units of Limited Partnership Interest (together with units of General Partnership Interest issued to the General Partner, the "Units"), an S-1 Registration Statement was filed with the Securities and Exchange Commission on June 20, 1990. Beginning on June 22, 1990, the Partnership solicited initial subscriptions for Units at an offering price of $1,000 per Unit, with a minimum subscription of $1,000. At the initial closing held on July 2, 1990, the Partnership sold a total of 421 Units for an aggregate capital contribution of $421,000 and 400 units of general partnership interest for an aggregate capital contribution of $400,000 and commenced trading activities.

During the continuing offering, Units are offered for sale at quarterly closings at a purchase price equal to 100% of the Net Asset Value per Unit as of the opening of business on the first business day of the month in which the General Partner accepts the subscription. The minimum subscription is $1,000. Amounts in excess of this minimum must be contributed in increments of $1,000.

Management.   The General Partner conducts and manages the business of the
----------
Partnership. The General Partner is authorized to delegate complete trading authority of all of the Partnership's Net Assets to one or more trading advisors. The General Partner has appointed TIC as the Partnership's sole trading advisor pursuant to a management agreement between TIC and the Partnership (the "Management Agreement"). The Management Agreement may be terminated at any time upon twenty-four hours written notice to the other party.

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

Professional fees and other.  The Partnership pays its ordinary administrative
---------------------------
expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $88,989, $100,679 and $100,409 for the years ended December 31, 1997, 1996 and 1995.

Compensation of the Trading Advisor.  Pursuant to the Management Agreement, the
-----------------------------------
Partnership pays TIC a quarterly incentive fee equal to 12% of the "Net Trading Profits" (as defined in the Registration Statement) earned as of the end of each fiscal quarter and receives a monthly management fee equal to 1/6 of 1% of the Net Assets (a 2% annual rate). Effective August 1, 1995, TIC waived its right to receive incentive and management fees attributable to Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

For definitions of the terms "Management Agreement", "Net Trading Profits", "Charges and Expenses", "Trading Managers", "Net Asset Value per Unit" and "Net Assets", refer to the Registration Statement.

The General Partner estimates that, considering the above charges, the Partnership may have to generate gross profits of up to approximately 5% of the Partnership's average annual Net Assets, depending on trading volume and the interest income it receives, simply to break even. It is contemplated that the greatest of these charges will be brokerage commissions and foreign exchange transactions fees (estimated at up to approximately 3% of the Partnership's average annual Net Assets) even though the General Partner endeavors to negotiate rates that are reasonable based on comparable commodity pools and industry standards.

Commodity Brokers.   The Partnership's commodity trading accounts are carried by
-----------------
its commodity brokers including Prudential Securities Incorporated, Bear Stearns Securities Corp., CS First Boston Corporation, Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Morgan Stanley & Co International Limited, Daiwa Securities America Inc., Goldman, Sachs & Co., Cargill Investor Services, Inc., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., Greenwich Capital Markets, Inc., Greenwich NatWest Futures, E.D. &
F. Man International Inc. and Salomon Brothers Inc. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership's funds, securities, commodities and other property; executing and/or clearing trades for the Partnership's accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership's account and other similar administrative functions.

Foreign Exchange Dealer.   Since inception, the Partnership has engaged in the
-----------------------
trading of foreign exchange forward and commodity forward contracts with Bellwether Partners LLC, a Delaware limited liability company ("BPL"), or its predecessor Bellwether Partners Inc. BPL is an affiliate of both the General Partner and TIC.

Regulation.  Congress enacted the Commodity Exchange Act as amended, (the "CE
----------
Act"), to regulate trading in commodity interests, the exchanges on which they are traded, the individual brokers who are members of such exchanges and the commodity professionals and commodity brokerage houses that trade in these commodity interests. The Commodity Futures Trading Commission ("CFTC") is an independent federal agency which administers the CE Act and is authorized to promulgate rules thereunder. Under the CE Act, the CFTC is empowered, among other things to (i) hear and adjudicate customer complaints against all individuals and firms registered or subject to registration under the CE Act;
(ii) seek injunctions and restraining orders; (iii) issue orders to cease and desist; and (iv) levy substantial fines. Transactions in spot or forward contracts or on exchanges located outside the United States may not be within the jurisdiction of the CFTC, and to the extent that the Partnership engages in such transactions, it may be engaging in "unregulated" transactions.

Both the General Partner and TIC are registered with the CFTC as commodity pool operators ("CPO") and commodity trading advisors ("CTA") as defined in the CE Act. As such, each is subject to regulation by the CFTC. If the registration of the General Partner were suspended, revoked or not renewed, the Partnership would no longer be able to trade until a substitute general partner could be duly elected and registered. If the registration of TIC as a CTA was suspended, revoked or not renewed, TIC would not be permitted by the General Partner to advise the Partnership.

The CFTC has adopted extensive regulations affecting CPOs and CTAs which, among other things, requires distribution of disclosure documents to new customers, requires the retention of current trading and other records, prohibits CPOs from commingling pool assets with those of the operator or its other customers and requires CPOs to provide their customers with monthly account statements and annual reports.

Limited Partners are afforded certain rights for reparations under the CE Act. Limited Partners may also be able to maintain a private right of action for certain violations of the CE Act. The CFTC has adopted rules implementing the reparations provision of the CE Act which provide that any person may file a complaint for a reparation award with the CFTC for violation of the CE Act against a floor broker, futures commission merchant, CTA, CPO or their respective associated persons.

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

The General Partner is a member of the National Futures Association ("NFA"), a self-regulatory organization authorized by the CFTC. The NFA became operational in 1982 and has assumed certain functions which were previously the responsibility of the CFTC, (e.g., audits of registrants). Among other things, the NFA has assumed responsibility for all CFTC registrations; has developed training and proficiency standards for members; and has established arbitration procedures for its members and customers of its members.

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

          (c). NARRATIVE DESCRIPTION OF BUSINESS.
               ---------------------------------

               (1)  See discussion under Item 1 (a) above.
               (i) - (ix):  Not applicable.


          (x)  Competition.  The Partnership experiences and will continue to
               -----------
experience competition from publicly and privately offered commodity pools and other investment funds, such as mutual funds. The Partnership also competes with other customers of TIC and with affiliates of the General Partner that trade proprietary trading accounts. Under TIC's trading method, all commodity-only accounts under management (other than proprietary accounts) are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis. When TIC trades commodity interest contracts on behalf of an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity-only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time which increases competition for the Partnership as described above.

The General Partner and TIC have a conflict of interest in managing the Partnership because BPL receives brokerage commissions on foreign exchange forward contracts executed for the Partnership. There is no affiliation, and consequently there is no conflict of interest, between the clearing brokers and the General Partner, TIC or BPL.

The Partnership trades in markets in competition with other traders whose assets are greater than its assets.
               (xi) - (xii):  Not applicable.

               (xiii): The Partnership has no employees; however, the General Partner has arranged for TIC to fulfill its management and administrative responsibilities.

          (d).   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC CORPORATIONS
                 -------------------------------------------------------------
AND EXPORT SALES.   The Partnership has engaged in the trading of commodity
-----------------
interest contracts on exchanges located in foreign countries and has derived significant revenue therefrom. See Note 7 included in the Partnership's financial statements attached hereto.

ITEM 2.   PROPERTIES.
          ----------

The Partnership does not utilize any physical properties in the conduct of its business.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.
          -----------------------------------------------

To date, there have been no items which have been presented to the Unit holders.

                                    PART II.

ITEM 5.   MARKET FOR REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.
          -------------------------------------------------------------

(a)  MARKET FOR REGISTRANT'S UNITS.  There is no established public trading
     ------------------------------
market for the Units. There have been no general distributions by the Partnership since its organization. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine what distributions, if any, the Partnership will make to its Partners.

Limited Partners may redeem some or all of their respective Units at the end of each calendar quarter. Redemption of Units in $1,000 increments and full redemption by a Limited Partner of all of its Units are made at 100% of the Net Asset Value per Unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. Partial redemptions of Units which would reduce the Net Asset Value of a Limited Partner's unredeemed Units to less than the minimum investment then required of new Limited Partners or such Limited Partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

(b)  USE OF PROCEEDS.    The effective date of the registration statement of the
     ----------------
Partnership (Commission file number 33-33982) was June 22, 1990. Through January 1, 1998, an aggregate of $19,199,091 of Units had been sold.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

                              1997             1996              1995             1994            1993
                          ----------      -----------        ----------       ----------       ----------
Revenues                 $ 3,362,714      $ 1,417,232        $2,657,575       $1,028,281       $  532,032
Expenses                     649,909          596,480           608,851          502,809          367,647
                         -----------      -----------        ----------       ----------       ----------

Net Income               $ 2,712,805      $   820,752        $2,048,724       $  525,472       $  164,385
                         -----------      -----------        ----------       ----------       ----------

Total Assets             $17,166,451      $12,138,706        $9,323,890       $7,383,887       $9,995,662
                         -----------      -----------        ----------       ----------       ----------
Partners' Capital        $ 9,495,687      $ 8,526,366        $8,113,393       $6,711,510       $8,177,786
                         -----------      -----------        ----------       ----------       ----------

Units Outstanding          2,382.864        2,718.466         2,833.134        3,052.721        3,975.185
                         -----------      -----------        ----------       ----------       ----------

NAV Per Unit             $  3,984.99      $  3,136.46        $ 2,863.75       $ 2,198.53       $ 2,057.21
                         -----------      -----------        ----------       ----------       ----------
Change in NAV Per Unit   $    848.53      $    272.71        $   665.22       $   141.32       $    37.92
                         -----------      -----------        ----------       ----------       ----------
Net Income Per Unit      $    845.18      $    246.06        $   684.52       $   149.12       $    40.02
                         -----------      -----------        ----------       ----------       ----------


ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           -------------------------------------------------
           CONDITION AND RESULTS OF OPERATIONS.
           ------------------------------------

The Partnership commenced operations on July 2, 1990. From inception through March 1, 1998, the Partnership received total Limited Partner contributions of $19,199,091. Total Limited Partner withdrawals for the same period were $13,752,628. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity interest in the Partnership as of March 1, 1998 was approximately $783,000, representing approximately 5.7% of the Partnership's equity. At March 1, 1998, the Partnership had a total of 109 Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and affiliates. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates.
The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through March 1, 1998 of $1,167,293. The TIC 401(k) Plan's equity in the Partnership as of March 1, 1998 was approximately $1,482,000, representing approximately 10.9% of the Partnership equity or approximately 12.9% of the Partnership equity excluding Units held by the General Partner and affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. Furthermore, on August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

(1)  LIQUIDITY.
     ----------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of December 31, 1997 and 1996, U.S. Government obligations with varying maturities through March 1998 and December 1997, represented approximately 44% and 72% of the total assets of the Partnership. The percentage that U.S. Government obligations bears to the total assets varies daily as the market value of commodity interests contracts changes, as Government obligations are purchased or mature, and as the Partnership receives Partner's contributions or redeems Units. Since the Partnership's sole purpose is to trade in futures, options, forward contracts and other commodity interests contracts, it is anticipated that the Partnership will continue to own such liquid assets for margin purposes. Interest income for the years ended December 31, 1997, 1996 and 1995 was $571,106, $545,860 and $409,148 which represented 4.9%, 5.2% and 5.4% of average net assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 41% and 18% of the Partnership's total assets as of December 31, 1997 and 1996. The cash and U.S. Government obligations held at clearing brokers and banks satisfy the Partnership's need for cash on both a short term and long term basis.

Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most commodity exchanges limit fluctuations in certain commodity contract prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract or a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in such contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity positions.

(2)  CAPITAL RESOURCES.
     -----------------

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of Units in the future will impact the amount of funds available for investments in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership is adjusted.

The Partnership is currently open to new investments which can be made quarterly. Such investments are limited to employees of TIC and its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS.
     ---------------------

As of December 31, 1997, 1996 and 1995, the Net Asset Value per Unit was $3,984.99, $3,136.46 and $2,863.75. This represents an increase of 27.05% or
$848.53 per Unit for the year ended December 31, 1997 compared to an increase of 9.52% or $272.71 per Unit for the year ended December 31, 1996 and an increase of 30.26% or $665.22 per Unit for the year ended December 31, 1995.

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of income. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the years ended December 31, 1997, 1996 and 1995:

                                                 1997           1996             1995
                                                -------        -------          -------
Exchange traded contracts:
Interest rate futures and option contracts-
    Domestic                                     $  982          $ 726           $  (48)
    Foreign                                         413           (450)              18

   Foreign exchange contracts                       373            591            1,077

   Equity index contracts-
    Domestic                                         (4)          (544)            (266)
    Foreign                                         173            399              865

Over-the-counter contracts:
   Forward currency contracts                       307            131              414
   Commodity swaps                                  (51)            14                -
   Equity index swaps                               (78)             -                -
   Interest rate swaps                              (64)             -                -
Non-derivative financial instruments                552           (119)              29
                                                 ------          -----           ------
       Total                                     $2,603          $ 748           $2,089
                                                 ======          =====           ======

Since the Partnership is a speculative trader in the commodity and futures markets, current year results are not comparable to results generated in previous years. The Partnership's net trading gains and losses represented a return on average monthly net assets of 22.3%, 6.8% and 27.4% for the years ended 1997, 1996 and 1995. Brokerage commissions and fees were 1.6%, 1.1% and 2.1% of average monthly net assets for the years end 1997, 1996 and 1995.

Incentive fees are paid quarterly based on Net Trading Profits as described in the Limited Partnership Agreement. For the years ended December 31, 1997, 1996 and 1995, incentive fees were 5.9%, 22.2% and 9.3% of trading gains and losses, net of commissions and fees. For the years ended December 31, 1996, incentive fees were greater than 12% of Trading Profits due to the losses incurred in the second half of 1996. These trading losses also resulted in lower incentive fees as a percentage of Trading Profits during the year ended December 31, 1997 because trading losses need to be recouped by the Partnership prior to the Partnership's payment of incentive fees.

Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally commodity markets have tended to be more active, and thus potentially more profitable, during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

See attached financial statements for:

     Statements of Financial Condition as of December 31, 1997 and 1996

     Statements of Income for the years ended December 31, 1997, 1996 and 1995

     Statements of Changes in Partners' Capital for the years ended December 31, 1997, 1996 and 1995

     Notes to Financial Statements, December 31, 1997, 1996 and 1995

     The financial statements presented have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management of the General Partner, includes all adjustments necessary for a fair statement of each year presented.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------

                                      None

                                   PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
          --------------------------------------------------

Second Management LLC, a Delaware limited liability company (the "General Partner"), is the general partner of the Partnership. The General Partner's principal office is located at 600 Steamboat Road, Greenwich, Connecticut 06830; Telephone No. 203-863-6700; and Facsimile No. 203-863-8600. The General Partner is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

Tudor Investment Corporation, a Delaware corporation ("TIC"), is the Trading Advisor to the Partnership. TIC's principal office is located at 600 Steamboat Road, Greenwich, Connecticut 06830; Telephone No. 203-863-6700; and Facsimile No. 203-863-8600. TIC is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

TIC is the sole general partner and sole trading advisor of Tudor Futures Fund, a New York limited partnership which engages in the speculative trading of commodity interest contracts and of The Raptor Global Fund L.P. ("Raptor L.P."), a Delaware limited partnership which primarily engages in the speculative trading of equity securities interests, and is the sole trading advisor of The Raptor Global Fund Ltd. ("Raptor Ltd.") and The North End Value Fund Ltd. ("North End"), each of which is a Cayman Islands company which engages primarily in the speculative trading of equity securities interests. TIC also acts as investment manager of Tudor Private Equity Fund L.P., a Delaware limited partnership which makes privately negotiated investments in both private companies and publicly traded companies based or principally operating in the United States and Canada. Tudor BVI Futures, Ltd. ("Tudor BVI"), a British Virgin Islands company, is an investment fund that trades commodities and securities under the direction of TIC. A portion of the assets of Tudor BVI are managed by Tudor Capital (U.K.), L.P. ("Tudor Capital"), a United Kingdom affiliate of TIC, pursuant to a sub-advisory agreement between TIC and Tudor Capital. Tudor Capital is also the investment manager of The Upper Mill Capital Appreciation Fund Ltd. (the "Upper Mill Fund"), a Cayman Islands investment fund that trades securities and derivatives. A portion of the assets of the Upper Mill Fund are managed by TIC pursuant to a sub-advisory agreement between Tudor Capital and TIC.

Paul Tudor Jones II, age 43, is Chairman, Chief Executive Officer and the indirect controlling equity owner of the General Partner and the Chairman, Chief Executive Officer, the controlling shareholder and a Director of TIC, and has served in those capacities since the Partnership's inception. Mr. Jones has traded commodity contracts for his own proprietary account since September 1977 and for customer accounts since January 1981. Mr. Jones is a member of the Commodity Exchange, Inc.; the Coffee, Sugar, and Cocoa Exchange, Inc.; the New York Cotton Exchange; the Chicago Board of Trade and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Managers of the New York Cotton Exchange and served as Chairman of that exchange from August 1992 through June 1995. Mr. Jones is First Vice Chairman of the Financial Instruments Exchange, a division of the New York Cotton Exchange. Mr. Jones is also the Founder and a Director of The Robin Hood Foundation, a charitable foundation.

Mark F. Dalton, age 47, is President of the General Partner and President and a Director of TIC. Prior to joining Tudor as President in September 1988, Mr. Dalton was employed by Kidder, Peabody & Co. Incorporated where he served in various senior positions including Chief Financial Officer. Mr. Dalton is also a Director of Cathay Investment Fund Limited, an investment fund traded on the Hong Kong Stock Exchange, and various private companies in the United States, Europe and Asia. Mr. Dalton does not participate in the commodity interests trading of customer accounts for the General Partner, TIC or their affiliates.

John G. Macfarlane, age 43, is the Chief Operating Officer of the General Partner and Chief Operating Officer and a Director of TIC. Prior to joining TIC in January 1998, Mr. Macfarlane was employed by Salomon Smith Barney, Inc., where he served in various senior positions including Managing Director and Head of US and Asian Fixed Income Derivatives and Treasurer of Salomon Inc and Salomon Brothers Inc. Mr. Macfarlane does not participate in the trading of the General Partner, TIC or their affiliates.

Andrew S. Paul, age 45, is a Vice President and the General Counsel and Secretary of the General Partner and a Vice President, the General Counsel, Corporate Secretary and a Director of TIC. Mr. Paul has been a Vice President, General Counsel and Corporate Secretary of TIC since June 1989. Mr. Paul does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

Mark Pickard, age 42, is a Vice President and the Chief Financial Officer and a Director of the General Partner and TIC. From May 1995 until June 1996, Mr. Pickard was a Managing Director of Tudor Software, L.L.C. and was Chief Operating Officer of Jacobson Capital Partners from February 1994 until May 1995. From January 1993 until February 1994, Mr. Pickard was Vice President and Treasurer of TIC. Mr. Pickard was Chief Operating Officer of Buffalo Partners from April 1992 until December 1992 and was Chief Financial Officer of William
E. Simon & Sons from March 1989 until April 1992. Prior thereto, Mr. Pickard held various positions at Kidder, Peabody & Co. Incorporated, including Director of Compliance, Internal Audit and Taxes. Mr. Pickard does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

James J. Pallotta, age 40, is a Vice President and a Director of TIC. Mr. Pallotta was previously a principal portfolio manger at Essex Investment Management Company, Inc. ("Essex"). He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989 and commenced actively directing the management of client funds in January 1989. He became a member of the Board of Directors of Essex in 1990. Mr. Pallotta does not participate in the trading of customer accounts of the General Partner.

Robert P. Forlenza, age 42, is a Vice President and Director of TIC. Prior to joining TIC in January 1995, Mr. Forlenza was a Vice President of Carlisle Capital Corporation, a private leveraged buyout firm. Mr. Forlenza does not participate in the trading of customer accounts of the General Partner.

David E. Allanson, age 42, is a Director of TIC and a Vice President of the affiliates of TIC which maintain principal offices in Surrey, England. Prior to joining TIC, Mr. Allanson was a Senior Vice President of Nationsbank/CRT. Mr. Allanson does not participate in the day-to-day management of TIC.

Richard L. Fisher, age 44, is a director of TIC. Mr. Fisher received a B.S. with Distinction and a Master of Science in Accounting from the University of Virginia. Since September 1983 Mr. Fisher has been a managing director and senior vice president of Dunavant Enterprises, Inc. Mr. Fisher has been a director of TIC since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of the General partner, TIC or their affiliates.

There have been no material administrative, civil or criminal actions against the General Partner, TIC or any of their executive officers or directors within the last five years, except as follows.

On September 12, 1996, TIC settled a proceeding with the SEC related to alleged violations of the "uptick rule" in connection with certain sales of stock over a two-day period in March 1994. Without admitting or denying the SEC's findings, TIC paid a civil penalty of $800,000 and agreed not to violate the uptick rule in the future. This settlement will not have a material adverse effect on the business, financial condition or results of operations of TIC, the General Partner or the Partnership.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and controlling shareholder of the General Partner receives no compensation from the Partnership. TIC earned $372,809, $372,402 and $349,981 in incentive and management fees from the Partnership during 1997, 1996 and 1995.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners.  As of March 1, 1998,
       -----------------------------------------------
  the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:

NAME                                  ADDRESS               NO. UNITS  PERCENT
------------------------  --------------------------------  ---------  --------

Tudor 401k Savings and    One Liberty Plaza                   344.527     10.9%
Profit-Sharing Plan       51st Floor
                          New York, NY 10006

Filomena DiSisto          c/o Tudor Investment Corporation    215.412      6.3%
                          600 Steamboat Road
                          Greenwich, CT 06830

Second Management LLC     600 Steamboat Road                  196.581      5.7%
                          Greenwich, CT 06830

James J. Pallotta (1)     c/o Tudor Investment Corporation    178.754      5.2%
                          600 Steamboat Road
                          Greenwich, CT 06830

Mark F. Dalton (1)        c/o Tudor Investment Corporation    175.659      5.1%
                          600 Steamboat Road
                          Greenwich, CT 06830

(1) Messrs. Pallotta and Dalton are principals and Directors of TIC. In addition, Mr. Dalton is a principal of the General Partner.

   (b)  Security Ownership of Management.  The General Partner and the executive
        --------------------------------
        officers of the General Partner own approximately 14% of the total Units outstanding as of March 1, 1998. In addition to the persons identified in the table above, Mark Pickard and Andrew S. Paul, each of whom is a principal of both the General Partner and TIC, owned 81.333 Units (2.4%) and 25.094 Units (0.7%), respectively, as of such date.

   (c)  Changes in Control.  There have been no changes in control of the
        ------------------
        Partnership.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------


     (a)  Transactions with Management and Others.
          ---------------------------------------

     See Item 1(a),  GENERAL DEVELOPMENT OF BUSINESS,  MANAGEMENT; Item 1(c)
                    ---------------------------------  ----------
     (1)(x),  NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11, EXECUTIVE
              ---------------------------------  -----------           ---------
     COMPENSATION; and Note 6  "Related Party Transactions" of "Notes To
     ------------
     Financial Statements" in the accompanying Financial Statements.

     (b)  Certain Business Relationships.
          ------------------------------

          (1)  None.

          (2) The Partnership incurred incentive and management fees payable to TIC of $372,809, $372,402 and $349,981 for the years ended
               December 31, 1997, 1996 and 1995, which were in excess of 10% of the Partnership's total revenue of $3,362,714, $1,417,232 and $2,657,575 for the respective periods referred to above.

          (3)  None.

          (4)  Not applicable.

          (5)  Not applicable.

                                    PART IV.


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
          ---------------------------------------------------------------

(a)  1.   Financial Statements.
          ---------------------

     The following financial statements and report of independent public accountants are set forth in the annexed financial statements:

          Report of Independent Public Accountants
          Statements of Financial Condition as of December 31, 1997 and 1996 For the years ended December 31, 1997, 1996 and 1995:
               Statements of Income
               Statements of Changes in Partners' Capital
          Notes to Financial Statements, December 31, 1997, 1996 and 1995

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

         10.04(c) Form of Representations to be made by participants in the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan.

         10.05(a) Form of Escrow Agreement among the Partnership, Seventh Management, Inc., and United States Trust Company of New York.

         10.05(b) Form of Amendment to Escrow Agreement among the Partnership, Cargill Investor Services, Inc., and United States Trust Company of New York.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 1997.

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

                         TUDOR FUND FOR EMPLOYEES L.P.

                         By:  SECOND MANAGMENT LLC,
                              General Partner



                         By:
                             ______________________________
                              Mark F. Dalton
                              President

DATE:   March 27, 1998

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC



By:  ___________________________         March 27, 1998
     Paul T. Jones, II, Chairman and
     Chief Executive Officer


By:  ___________________________         March 27, 1998
     Mark F. Dalton, President


By:  ___________________________         March 27, 1998
     John Macfarlane,
     Chief Operating Officer


By:  ____________________________        March 27, 1998
     Mark Pickard, Vice President and
     Chief Financial Officer


By:  ____________________________        March 27, 1998
     Andrew S. Paul, Vice President,
     General Counsel and Secretary

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

                         TUDOR FUND FOR EMPLOYEES L.P.

                         By:  SECOND MANAGMENT LLC,
                              General Partner


                         By:  /s/ Mark F. Dalton
                              -----------------------------
                              Mark F. Dalton
                              President

DATE:  March 27, 1998


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC


By:    /s/ Paul T. Jones, II             March 27, 1998
       --------------------------------
       Paul T. Jones, II, Chairman and
           Chief Executive Officer


By:    /s/ Mark F. Dalton                March 27, 1998
       --------------------------------
       Mark F. Dalton, President


By:    /s/ John Macfarlane               March 27, 1998
       --------------------------------
       John Macfarlane,
       Chief Operating Officer


By:    /s/ Mark Pickard                  March 27, 1998
       --------------------------------
       Mark Pickard, Vice President and
       Chief Financial Officer


By:    /s/ Andrew S. Paul                March 27, 1998
       --------------------------------
       Andrew S. Paul, Vice President,
       General Counsel and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Tudor Fund For Employees L.P.:

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 1997 and 1996, and the related statements of income and changes in partners' capital for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. as of December 31, 1997 and 1996, and the results of its operations for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


New York, New York
March 3, 1998

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                           DECEMBER 31, 1997 AND 1996
                           --------------------------

                                  ASSETS                                             1997             1996
                                  ------                                             ----             ----
CASH                                                                             $ 7,088,210      $ 2,220,395

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from brokers                                                                  2,264,274        1,005,276
 U.S. Government obligations                                                       7,477,448        8,773,008
 Net unrealized gain on open commodity interests                                     211,519          114,755
                                                                                 -----------      -----------
         Total equity in commodity trading accounts                                9,953,241        9,893,039
                                                                                 -----------      -----------

SUBSCRIPTION RECEIVABLE                                                              125,000           -

OTHER ASSETS                                                                          -                25,272
                                                                                 -----------      -----------
         Total assets                                                            $17,166,451      $12,138,706
                                                                                 ===========      ===========
                     LIABILITIES AND PARTNERS' CAPITAL
                     ---------------------------------
LIABILITIES:
 Pending partner additions                                                       $ 4,160,168      $ 1,218,064
 Redemptions payable                                                               3,339,382        2,327,305
 Incentive fee payable                                                                49,172             -  -
 Management fee payable                                                               56,054           17,014
 Accrued professional fees and other                                                  65,988           49,957
                                                                                 -----------      -----------
         Total liabilities                                                         7,670,764        3,612,340
                                                                                 -----------      -----------

PARTNERS' CAPITAL:
 Limited partners, 10,000 units authorized and 2,186.284
 and 2,521.886 units outstanding as of December 31, 1997 and 1996.                 8,712,315        7,909,798
 General Partner, 196.580 units outstanding as of
 December 31, 1997 and 1996.                                                         783,372          616,568
                                                                                 -----------      -----------
         Total partners' capital                                                   9,495,687        8,526,366
                                                                                 -----------      -----------
         Total liabilities and partners' capital                                 $17,166,451      $12,138,706
                                                                                 ===========      ===========

        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
              ----------------------------------------------------

                                                                       1997              1996              1995
                                                                       ----              ----              ----
REVENUES:
 Net realized trading gain                                          $2,719,222        $  896,840       $2,134, 865
 Change in net unrealized trading gain (loss)                           72,386           (25,468)          113,562
 Interest income                                                       571,106           545,860          409, 148
                                                                    ----------        ----------       -----------
         Total revenues                                              3,362,714         1,417,232         2,657,575
                                                                    ----------        ----------       -----------

EXPENSES:
 Brokerage commissions and fees                                        188,111           123,399           158,461
 Management fee                                                        218,539           206,329           155,378
 Incentive fee                                                         154,270           166,073           194,603
 Professional fees and other                                            88,989           100,679           100,409
                                                                    ----------        ----------       -----------
         Total expenses                                                649,909           596,480           608,851
                                                                    ----------        ----------       -----------

         Net income                                                 $2,712,805        $  820,752       $ 2,048,724
                                                                    ==========        ==========       ===========


LIMITED PARTNERS' NET INCOME                                        $2,546,001        $  645,415       $ 1,621,026

GENERAL PARTNER'S NET INCOME                                           166,804           175,337           427,698
                                                                    ----------        ----------       -----------
         Net income                                                 $2,712,805        $  820,752       $ 2,048,724
                                                                    ==========        ==========       ===========

         Change in Net Asset Value Per Unit                            $848.53           $272.71           $665.22
                                                                    ----------        ----------       -----------
         Net Income Per Unit (Note 2)                                  $845.18           $246.06           $684.52
                                                                    ----------        ----------       -----------

        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995
             -----------------------------------------------------

                                                      Limited Partners               General Partner                    Net Asset
                                                  ----------------------------    ---------------------      Total       Value
                                                  Units            Capital         Units      Capital       Capital      Per Unit
                                                  ----------------------------    ---------------------   -----------   ----------
PARTNERS' CAPITAL, January 1, 1995                 2,409.778       $ 5,297,977    642.943   $ 1,413,533   $ 6,711,510    $2,198.53
                                                           -         1,621,026          -       427,698     2,048.724
 Net income                                            0.674                 -          -             -             -
 TIC 401(k) Plan unit adjustment (Note 3)            489.296         1,197,007          -             -     1,197,007
 Capital contributions                              (709.557)       (1,843,848)         -             -    (1,843,848)
 Redemptions
                                                  ----------       -----------   --------   -----------   -----------

PARTNERS' CAPITAL, December 31, 1995               2,190.191         6,272,162    642.943     1,841,231     8,113,393     2,863.75

 Net income                                                -           645,415          -       175,337       820,752
 TIC 401(k) Plan unit adjustment (Note 3)              5.462                 -          -             -             -
 Capital contributions                               931.637         2,926,549          -             -     2,926,549
 Redemptions                                        (605.404)       (1,934,328)  (446.363)   (1,400,000)   (3,334,328)
                                                  ----------       -----------   --------   -----------   -----------

PARTNERS' CAPITAL, December 31, 1996               2,521.886       $ 7,909,798    196.580   $   616,568   $ 8,526,366     3,136.46
                                                  ----------       -----------   --------   -----------   -----------

 Net income                                                -         2,546,001          -       166,804     2,712,805
 TIC 401(k) Plan unit adjustment (Note 3)              9.772                 -          -             -             -
 Capital contributions                               746.608         2,546,367          -             -     2,546,367
 Redemptions                                      (1,091.982)       (4,289,851)         -             -    (4,289,851)
                                                  ----------       -----------   --------   -----------   -----------

PARTNERS' CAPITAL, December 31, 1997               2,186.284       $ 8,712,315    196.580   $   783,372   $ 9,495,687    $3,984.99
                                                  ==========       ===========   ========   ===========   ===========


        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 1997, 1996, AND 1995
                       ---------------------------------




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

U.S. Government Obligations
---------------------------

The Partnership invests a varying amount of its assets in U.S. Treasury bills. These bills are held in commodity trading accounts and are used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through March 1998, are valued in the statements of financial condition at original cost plus accrued discount, which approximates the market value. These bills had a face value of $7,500,000 and $9,000,000 (cost $7,405,486 and
$8,548,403) at December 31, 1997 and 1996.

Subscriptions Receivable
-------------------------

Prospective investors are required to complete, execute and deliver a Subscription Agreement, as defined in the Limited Partnership Agreement. Subscriptions receivable arise when a signed Subscription Agreement has been completed, executed and delivered but payment is received by the Partnership subsequent to year-end.

Net Income per Unit
-------------------

Net income per unit is computed by dividing net income by the monthly average of units outstanding at the beginning of each month.

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

Bellwether Partners LLC ("BPL"), a Delaware limited liability company, formerly Bellwether Partners Inc., and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 20% of the Partnership's net assets. During 1997, 1996 and 1995, the Partnership received $55,229, $69,856 and $45,659 in interest income for the amounts on deposit with BPL. At December 31, 1997 and 1996, the amounts on deposit with BPL were $942,565 and $575,437 (including $27,933 and $16,352 in unrealized losses) as of December 31, 1997 and 1996.

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

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET MARKET RISK
    --------------------------------------------------------
  AND CONCENTRATION OF CREDIT RISK
  --------------------------------

The Partnership is a party to financial instruments with elements of off-balance sheet credit and market risk in excess of the amounts recognized in the statements of financial condition through its trading of financial futures, forwards, swaps and exchange traded and negotiated over-the-counter options.

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. The forwards are generally settled with the counterparty two days after the trade. At December 31, 1997 and 1996, the Partnership held financial instruments with the following approximate aggregate notional values (000's omitted):

                                                     1997            1996
                                                     ----            ----
Exchange traded contracts:
Interest rate futures and option contracts-
      Domestic                                      $  5,995        $   565
      Foreign
         Less than 6 months:                          40,892         28,977
         6 months to 1 year:                          43,351              -
         1 to 2 years:                                38,106              -

     Foreign exchange contracts-
      Financial futures contracts                      8,257          1,673
      Forward currency contracts
         Less than 6 months:                           8,389          3,399
         6 months to 1 year:                           3,000              -

     Equity index contracts-
      Domestic                                         3,425              -
      Foreign                                          2,333            505

Over-the-counter contracts:
     Commodity swaps                                     436              -
                                                    $154,184        $35,119
                                                    ========        =======


Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at December 31, 1997 and 1996 mature through the following dates:

                                           1997              1996
                                           ----              ----
Exchange traded contracts:
     Interest rate futures and
       option contracts                 December 1999      March 1997
     Foreign exchange contracts         October 1998       June 1997
     Equity index futures               March 1998         March 1997
Over-the-counter contracts:
     Commodity swaps                    April 1998           -

The following table summarizes the year-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statement of financial condition based on month-end balances (000's omitted):

                                          Assets               iabilities
                                     ---------------        ----------------
                                     1997    Average        1997     Average
                                     ----    -------        ----     -------
Exchange traded contracts:
 Interest rate contracts-
   Domestic                          $  27     $ 23          $  -      $11
   Foreign                              83       72            37       28

     Foreign exchange contracts-
   Financial futures contracts           -        3             9       30
   Forward currency contracts            -       17            30       10

     Equity index contracts-
      Domestic                         106       39             -        6
      Foreign                           57       37             -        3

Over-the-counter contracts:
 Forward currency contracts              -       14             -        6
 Commodity swaps                         -       17            24        2
 Equity Index swaps                      -       32             -        3
 Interest Rate swaps                     -        3             -        -
                                     -----     ----         -----      ---
                                     $ 273     $257         $ 100      $99
                                     =====     ====         =====      ===

Net trading gains and losses from strategies that use a variety of financial instruments are recorded in the statements of income. The following table summarizes the components of trading gains and losses, net of commissions and fees, for the years ended December 31, 1997, 1996, and 1995 (000's omitted):

                                                1997         1996         1995
                                                ----         ----         ----
Exchange traded contracts:
Interest rate futures and option contracts-
        Domestic                               $  982       $ 726      $  (48)
        Foreign                                   413        (450)         18

     Foreign exchange contracts                   373         591       1,077

     Equity index futures-
        Domestic                                   (4)       (544)       (266)
        Foreign                                   173         399         865

Over-the-counter contracts:
     Forward currency contracts                   307         131         414
     Commodity swaps                              (51)         14           -
     Equity Index swaps                           (78)          -           -
     Interest Rate swaps                          (64)          -           -

Non-derivative financial instruments              552        (119)         29
                                               ------       -----      ------
                                               $2,603       $ 748      $2,089
                                               ======       =====      ======


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