Form 10-Q
period 1998-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 1998-05-14
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934




       FOR THE QUARTER ENDED:  3/31/98      COMMISSION FILE NUMBER:  33-33982



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

                        PART 1 - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                       MARCH 31,               DECEMBER 31,
                                                                         1998                      1997
                                                                      (UNAUDITED)                (AUDITED)
                                                                --------------------     ----------------------
                           ASSETS
                           ------

CASH                                                                   $   3,673,148             $    7,088,210

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                           3,869,108                  2,264,274
 U.S. Government obligations                                               7,370,682                  7,477,448
 Net unrealized gain on open commodity interests                             299,590                    211,519
                                                                --------------------     ----------------------
  Total equity                                                            11,539,380                  9,953,241

 Subscription Receivable                                                           -                    125,000
                                                                --------------------     ----------------------
     Total assets                                                      $  15,212,528             $   17,166,451
                                                                ====================     ======================


             LIABILITIES AND PARTNERS' CAPITAL
             ---------------------------------

LIABILITIES:

Pending partner additions                                              $     625,899             $    4,160,168
Redemptions payable                                                          840,490                  3,339,382
Incentive fee payable                                                         66,614                     49,172
Management fee payable                                                        62,271                     56,054
Accrued professional fees and other                                           76,404                     65,988


     Total liabilities                                                     1,671,678                  7,670,764
                                                                --------------------     ----------------------

PARTNERS' CAPITAL:

Limited Partners, 10,000 units authorized and 3,033.551 and
 2,186.284 outstanding at March 31, 1998 and December 31, 1997            12,716,775                  8,712,315

General Partner, 196.580 units outstanding at March 31, 1998 and
    December 31, 1997                                                        824,075                    783,372
                                                                --------------------     ----------------------

     Total partners' capital                                              13,540,850                  9,495,687
                                                                --------------------     ----------------------

     Total liabilities and partners' capital                           $  15,212,528             $   17,166,451
                                                                ====================     ======================




        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (UNAUDITED)

                                           MARCH 31,    MARCH 31,
                                             1998         1997
                                           ----------   ----------

  REVENUES:

Net realized trading gains                 $  710,311   $  996,465
Change in net unrealized trading gains         73,776      765,763
Interest income                               161,734      135,818
                                           ----------   ----------
     Total revenues                           945,821    1,898,046

 EXPENSES:

Brokerage commissions and fees                 67,504       59,677
Incentive fee                                  66,614       85,870
Management fee                                 62,271       50,235
Professional fees and other                    23,947       24,013
                                           ----------   ----------
Total expenses                                220,336      219,795
                                           ----------   ----------

Net income                                 $  725,485   $1,678,251
                                           ==========   ==========

Limited Partners' Net Income                  684,782    1,572,741

General Partners' Net Income                   40,703      105,510
                                           ----------   ----------
                                           $  725,485   $1,678,251
                                           ==========   ==========

Changes in Net Asset Value per Unit           $207.05      $536.73
                                           ==========   ==========

Net Income per Unit (Note 2)                  $211.59      $539.92
                                           ==========   ==========



       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
   FOR THE PERIOD ENDED MARCH 31, 1998 AND THE YEAR ENDED DECEMBER 31, 1997


                                              LIMITED PARTNERS              GENERAL PARTNER
                                              ----------------              ---------------            TOTAL     NET ASSET VALUE
                                            UNITS         CAPITAL        UNITS          CAPITAL       CAPITAL        PER UNIT
                                            -----         -------        -----          -------       -------        --------
Partners' Capital, January 1, 1997          2,521.886    $ 7,909,798     196.580      $616,568     $ 8,526,366      $3,136.46

  Net income                                        -      2,546,001           -       166,804       2,712,805
  TIC 401(k) Plan unit adjustment (a)           9.772              -                                         -
  Capital Contributions                       746.608      2,546,367           -             -       2,546,367
  Redemptions                              (1,091.982)    (4,289,851)          -             -      (4,289,851)
                                            ---------      ---------     -------       -------       ---------

Partners' Capital, December 31, 1997 (b)    2,186.284      8,712,315     196.580       783,372       9,495,687      $3,984.99
                                             ---------      ---------    -------       -------       ---------

  Net income                                        -        684,782                    40,703         725,485
  TIC 401(k) Plan unit adjustment (a)           3.805              -           -             -               -
  Capital Contributions                     1,043.959      4,160,168           -             -       4,160,168
  Redemptions                                (200.497)      (840,490)          -             -        (840,490)
                                            ---------      ---------     -------        ------       ---------

Partners' Capital, March 31, 1998 (b)       3,033.551    $12,716,775     196.580      $824,075     $13,540,850      $4,192.04
                                            =========    ===========     =======      ========     ===========      =========

(a) (See Note 3 - Capital Accounts)
(b) (See Note 4 - Redemption of Units)


        The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

    (1) ORGANIZATION
        ------------

        Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner"), a Delaware limited liability company was the general partner for the Partnership during the quarter ended March 31, 1998 and owned approximately 197 units of general partnership interest. Ownership of limited partnership units is restricted to employees of Tudor Investment Corporation ("TIC") and its affiliates and certain employee benefit plans.

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

        BROKERAGE COMMISSIONS AND FEES
        --------------------------------

        These expenses represent all brokerage commissions and exchange, National Futures Association and other fees incurred in connection with the execution of commodity interest trades. Commissions and fees associated with open commodity interests at the end of the period are accrued on a round-turn basis.

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

        MANAGEMENT FEE
        --------------

        The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's net assets. Effective August 1, 1995, TIC waived its right to receive management fees attributable to units held at the beginning of each month by the TIC 401(k) plan.

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

        U.S. GOVERNMENT OBLIGATIONS
        ---------------------------

        The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through January 1999 are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $7,500,000 (cost $7,301,567 and $7,405,486) at March 31, 1998 and
        December 31, 1997.

        SUBSCRIPTIONS RECEIVABLE
        ------------------------

        Prospective investors are required to complete, execute and deliver a Subscription Agreement, as defined in the Limited Partnership Agreement. Subscriptions receivable arise when a signed Subscription Agreement has been completed, executed and delivered, but payment is received by the Partnership subsequent to year-end.

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

        Bellwether Partners LLC ("BPL"), a Delaware limited liability company, and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 15% of the Partnership's net assets.

        Bellwether Futures LLC ("BFL"), a Delaware limited liability company is an affiliate of the General Partner. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for managing the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

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

        Exchange traded futures and options contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. The forward contracts are generally settled with the counterparty at least two business days after the trade. Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty.

        At March 31, 1998 and December 31, 1997, the Partnership held financial instruments with the following approximate aggregate notional value (000's omitted):

                                                 March 31,   December 31,
                                                -----------  ------------
                                                   1998          1997
                                                -----------  ------------
  Exchange Traded Contracts:
    Interest Rate Futures and Option Contracts -
     Domestic
       Less than 6 months                         27,472         5,995
       6 months to 1 year                        655,595             -
       1 to 2 years                               90,368             -
     Foreign
       Less than 6 months                         19,280        40,892
       6 months to 1 year                        161,809        43,351
       1 to 2 years                                    -        38,106
   Foreign Exchange Contracts -
     Financial Futures Contracts                   7,217         8,257
     Forward Currency Contracts
       Less than 6 months                         15,775         8,389
       6 months to 1 year                          3,521         3,000
   Equity Index Futures -
     Domestic                                          -         3,425
     Foreign                                       5,850         2,333
   Over-the-Counter Contracts:
     Forward Currency Contracts                   12,000             -
     Commodity Swaps
       Less than 6 months                            430           436
       6 months to 1 year                          1,617             -
                                              ----------      --------
  Total                                       $1,000,934      $154,184
                                              ==========      ========

    Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at March 31, 1998 and December 31, 1997 mature through the following dates:

                                                            March 31,            December 31,
                                                              1998                   1997
                                                      -------------------    -------------------
Exchange traded Contracts:
   Interest Rate Futures and Options Contracts             June 1999            December 1999
   Foreign Exchange Contracts                           January 1999             October 1998
   Equity Index Futures                                    June 1998               March 1998
Over-the-Counter Contracts:
   Foreign Currency Contracts                             April 1998                        -
   Commodity Swaps                                     December 1998               April 1998

    The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition based on month-end balances (000's omitted):


                                         Assets              Liabilities
                                      -------------         -------------
                                    March 31,             March 31,
                                      1998    Average       1998    Average
                                      ----    -------       ----    -------
  Exchange Traded Contracts:
     Interest Rate Contracts -
       Domestic                        196       65            -        -
       Foreign                          54       34            -        -
     Foreign Exchange Contracts -
       Financing Futures Contracts       1        -            -       52
       Forward Currency Contracts        -        -           20       58
     Equity Index Futures -
       Domestic                          -        6            -       17
       Foreign                          13       46           52       23
  Over-the-Counter Contracts:
     Forward Currency Contracts        114      107            -        -
     Commodity Swaps                     -        -           74       25
     Equity Index Swaps                  -        -            -        1
                                    ------    ------       ------   ------
          Total                        378      258          146      176
                                    ======   ======       ======   ======

     Net trading gains and losses from strategies that use a variety of financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three months ended March 31, 1998 and 1997.


                                                 Three Months Ended
                                                 March 31,    March 31,
                                                   1998       1997
                                                 --------  --------
Exchange Traded Contracts:

Interest Rate Futures and Options Contracts-        $ 386    $  322
   Domestic                                           (89)     (129)
   Foreign

Foreign Exchange Contracts                           (394)      338

Equity Index Futures -
   Domestic                                           169       178
   Foreign                                            117       279

Over-the-Counter Contracts:
   Forward Currency Contracts                         516       (23)
   Commodity Swaps                                    (82)        -
   Equity Index Swaps                                 (84)        -

Non-Derivative Financial Instruments                  172       738
                                                 --------  --------
   Total                                            $ 711    $1,703
                                                 ========  ========

    In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCM's to segregate client funds to insure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCM's and counterparties and, when deemed necessary, reduces its exposure to these FCM's and counterparties. The Partnership's exposure to credit risk associated with the non-performance of these FCM's and counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCM's. BPL is the Partnership's primary forward contract counterparty (Note (6)). Notwithstanding the risk monitoring and credit review performed by the Partnership with respect to its FCM's and counterparties, including BPL, there always exists a risk of nonperformance.

    Generally, financial contracts can be closed out at the discretion of the trading advisor. However, an illiquid or closed market could prevent the close-out of positions.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
-------   -------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $4,160,168 and redemptions of $840,490 during the quarter ended March 31, 1998 (the "Current Quarter"). From its inception through April 1, 1998, the Partnership received total Limited Partner contributions of $19,824,990 and had total withdrawals of $14,593,118. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of March 31, 1998 was approximately $824,000, representing 6% of the Partnership's equity. At April 1, 1998, the Partnership had a total of 99 Limited Partners.

     As specified in the Second Amended and Restated Limited Partnership Agreement, dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k)
     Plan" ), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 1998 of $1,611,192. The TIC 401(k) Plan's equity in the Partnership as of April 1, 1998 was approximately $2,016,000, representing approximately 14.2% of the Partnership's equity or approximately 16.4% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of March 31, 1998 and December 31, 1997, U.S. Government obligations with varying maturities through January 1999 represented approximately 48% and 44% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $161,734, compared to $135,818 during the quarter ended March 31, 1997. This increase was due to an increase in the Partnership's assets.

     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 24% and 41% of the Partnership's assets as of March 31, 1998 and December 31, 1997. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short-term and long-term basis.

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

(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares net asset value per unit as of March 31, 1998 and 1997:


                                        Net Asset Value             Increase During
                                           per unit                     Quarter
                                    ---------------------     -----------------------------------
                                                                        $                %
                                                                    ---------        -------
               March 31, 1998                    $4,192.04            $207.05         5.20%
               March 31, 1997                    $3,673.19            $536.73        17.11%

     Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three months ended March 31, 1998 and 1997.

                                                 Three Months Ended
                                                 March 31, March 31,
                                                   1998      1997
                                                 --------  --------
Exchange Traded Contracts:

Interest Rate Futures and Options Contracts-        $ 386    $  322
   Domestic                                           (89)     (129)
   Foreign

Foreign Exchange Contracts                           (394)      338

Equity Index Futures -
   Domestic                                           169       178
   Foreign                                            117       279

Over-the-Counter Contracts:
   Forward Currency Contracts                         516       (23)
   Commodity Swaps                                    (82)        -
   Equity Index Swaps                                 (84)        -

Non-Derivative Financial Instruments                  172       738
                                                 --------  --------
   Total                                            $ 711    $1,703
                                                 ========  ========



    Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gain as a return on net assets, brokerage commissions and fees as a percentage of net assets, and incentive fees as a percentage of trading profits.

                                                                            Three Months Ended
                                                                   --------------------------------------
                                                                March 31, 1998       March 31, 1997
                                                                --------------       ---------------
Trading Gains as a % of Net Assets                                    5.3%                 15.9%
Brokerage Commissions & Fees as a % of Net Assets                     0.5%                  0.6%
Incentive Fees as a % of Trading Profits                              9.3%                  5.0%

     In general, commission rates have remained stable during the past three years. Trading losses of $866,300 incurred during the last six months of 1996 resulted in lower incentive fees as a percentage of Trading Profits during the first six months of 1997 because trading losses need to be recouped by the Partnership prior to the Partnership's payment of incentive fees to the Trading Advisor.

     Professional fees and other expenses during the Current Quarter remained stable as compared to the quarter ended March 31, 1997.

     Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.


                           PART II OTHER INFORMATION


ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS
       -----------------------------------------

     The effective date of the registration statement of the Partnership (Commission file number 33-33982) was June 22, 1990. Through April 1, 1998, an aggregate of $21,724,990 of Units had been sold.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          TUDOR FUND FOR EMPLOYEES L.P.

          By:   Second Management LLC,
                General Partner



          By:   /s/   Mark F. Dalton
                -------------------------------
                Mark F. Dalton,
                President, General Partner


          By:   /s/ Mark Pickard
                -----------------------------------
                Mark Pickard,
                Managing Director and
                Chief Financial Officer of the
                General Partner



May 14, 1998