Form 10-Q
period 1998-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 1998-08-12
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:  6/30/98              COMMISSION FILE NUMBER:  33-33982


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
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30,                DECEMBER 31,
                                                                         1998                      1997
                                                                      (UNAUDITED)                (AUDITED)
                                                                --------------------     ----------------------
                        ASSETS
                        ------
CASH                                                                     $ 5,147,542                $ 7,088,210

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                           2,063,862                  2,264,274
 U.S. Government obligations                                               6,416,628                  7,477,448
 Net unrealized gain on open commodity interests                             359,667                    211,519
                                                                --------------------     ----------------------
  Total equity                                                             8,840,157                  9,953,241

 Subscription Receivables                                                        -                      125,000
                                                                --------------------     ----------------------
     Total assets                                                        $13,987,699                $17,166,451
                                                                ====================     ======================

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------

LIABILITIES:

Redemptions payable                                                      $ 1,834,804                $ 3,339,382
Pending partner additions                                                    302,000                  4,160,168
Management fee payable                                                        38,734                     56,054
Incentive fee payable                                                              -                     49,172
Accrued professional fees and other                                           39,491                     65,988
                                                                --------------------     ----------------------

     Total liabilities                                                     2,215,029                  7,670,764
                                                                --------------------     ----------------------

PARTNERS' CAPITAL:

Limited Partners, 10,000 units authorized and 2,729.268 and
 2,186.284 outstanding at June 30, 1998 and December 31, 1997             10,981,693                  8,712,315

General Partner, 196.580 units outstanding at June 30, 1998 and
 December 31, 1997                                                           790,977                    783,372
                                                                --------------------     ----------------------

     Total partners' capital                                              11,772,670                  9,495,687
                                                                --------------------     ----------------------

     Total liabilities and partners' capital                             $13,987,699                $17,166,451
                                                                ====================     ======================



        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                           SIX MONTHS ENDED
                                                             JUNE 30,                                    JUNE 30,
                                                    1998                   1997                 1998                1997
                                           -------------------     ------------------     ---------------    ----------------
REVENUES:

Net realized trading gain  (loss)                    $(682,478)            $1,067,382            $ 27,833          $2,063,847
Change in net unrealized trading gain (loss)            82,331               (859,003)            156,107             (80,975)
Interest income                                        160,650                147,287             322,384             270,839
                                           -------------------     ------------------     ---------------    ----------------


Total revenues                                        (439,497)               355,666             506,324           2,253,711
                                           -------------------     ------------------     ---------------    ----------------

EXPENSES:

Brokerage commissions and fees                          39,299                 52,625             106,803             112,302
Incentive fee                                                -                  7,874              66,614              93,743
Management fee                                          58,143                 56,014             120,414             106,248
Professional fees and other                             22,336                 21,734              46,283              45,748
                                           -------------------     ------------------     ---------------    ----------------

Total expenses                                         119,778                138,247             340,114             358,041
                                           -------------------     ------------------     ---------------    ----------------

Net income (loss)                                    $(559,275)            $  217,419            $166,210          $1,895,670
                                           ===================     ==================     ===============    ================

Limited Partners' Net Income (Loss)                   (526,177)               204,873             158,605           1,777,614

General Partner's Net Income (Loss)                    (33,098)                12,546               7,605             118,056
                                           -------------------     ------------------     ---------------    ----------------

                                                     $(559,275)            $  217,419            $166,210          $1,895,670
                                           ===================     ==================     ===============    ================

Change in Net Asset Value Per Unit                    $(168.36)                $63.82              $38.69             $600.54
                                           ===================     ==================     ===============    ================

Net Income Per Unit (Note 2)                          $(165.41)                $65.82              $48.82             $591.45
                                           ===================     ==================     ===============    ================


        The accompanying notes are an integral part of these statements.

                                                       TUDOR FUND FOR EMPLOYEES L.P.
                                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE PERIOD ENDED JUNE 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997


                                                   LIMITED PARTNERS            GENERAL PARTNER
                                          -------------------------------  ----------------------        TOTAL      NET ASSET VALUE
                                               UNITS             CAPITAL     UNITS       CAPITAL        CAPITAL        PER UNIT
                                          -----------------------------------------------------------------------------------------
Partners' Capital, January 1, 1997         2,521.886         $ 7,909,798     196.580      $616,568     $ 8,526,366      $3,136.46

  Net income                                      --           2,546,001          --       166,804       2,712,805
  TIC 401(k) Plan unit adjustment (a)          9.772                  --          --            --              --
  Capital Contributions                      746.608           2,546,367          --            --       2,546,367
  Redemptions                             (1,091.982)         (4,289,851)         --            --       4,289,851
                                         -----------         -----------    --------      --------     -----------

Partners' Capital, December 31, 1997(b)    2,186.284           8,712,315     196.580       783,372       9,495,687       3,984.99

                                         -----------         -----------    --------      --------     -----------

  Net income                                      --             158,605          --         7,605         166,210
  TIC 401(k) Plan unit adjustment (a)          6.218                  --          --            --              --
  Capital Contributions                    1,193.265           4,786,067          --            --       4,786,067
  Redemptions                               (656.499)         (2,675,294)         --            --      (2,675,294)
                                          ----------         -----------    --------      --------     -----------

Partners' Capital, June 30, 1998 (b)       2,729.268         $10,981,693     196.580      $790,977     $11,772,670      $4,023.68
                                          ==========         ===========    ========      ========     ===========

(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units



        The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(1)  ORGANIZATION
     ------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner"), a Delaware limited liability company was the general partner for the Partnership during the quarter ended June 30, 1998 and owned approximately 197 units of general partnership interest. Ownership of limited partnership units ("Units") is restricted to employees of Tudor Investment Corporation ("TIC") and its affiliates and certain employee benefit plans (each such owner a "Limited Partner").

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

     INCENTIVE FEE
     -------------

     The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Trading Profits (as defined in the Limited Partnership Agreement) earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC waived its right to receive incentive fees attributable to Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

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

     U.S. GOVERNMENT OBLIGATIONS
     ---------------------------

     The Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills, with varying maturities through January 1999, are valued in the statements of financial condition at original cost plus accrued discount which approximates the market value. These bills had a face value of $6,500,000 and $7,500,000 (cost $6,314,130 and $7,405,486) at June 30, 1998 and
     December 31, 1997.

     SUBSCRIPTIONS RECEIVABLE
     ------------------------

     Prospective investors are required to complete, execute and deliver a Subscription Agreement as defined in the Limited Partnership Agreement. Subscriptions receivable arise when a signed Subscription Agreement has been completed, executed and delivered, and payment is received by the Partnership subsequent to the last day of the quarter.

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

     Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for the Partnership's foreign exchange and commodity contracts transactions. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 15% of the Partnership's net assets.

     Bellwether Futures LLC ("BFL"), a Delaware limited liability company, is an affiliate of the General Partner. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for managing the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

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

        Exchange traded futures and options contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. The forward contracts are generally settled with the counterparty at least two business days after the trade. Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty, although the Partnership from time to time may take delivery on such contracts.

        At June 30, 1998 and December 31, 1997, the Partnership held financial instruments with the following approximate aggregate notional value (000's omitted):

                                                                June 30,          December 31,
                                                                --------          ------------
                                                                 1998                  1997
                                                                 ----                  ----
Exchange Traded Contracts:

        Interest Rate Futures and Option Contracts-
                Domestic                                          -                     5,995
                Foreign
                   Less than 6 months                            37,302                40,892
                   6 months to 1 year                             -                    43,351
                   1 to 2 years                                   -                    38,106

        Foreign Exchange Contracts-
                Financial Futures Contracts                       6,071                 8,257
                Forward Currency Contracts
                   Less than 6 months                            18,595                 8,389
                   6 months to 1 year                               300                 3,000
        Equity Index Futures-
                Domestic                                            837                 3,425
                Foreign                                           -                     2,333

Over-the Counter-Contracts:
        Forward Currency Contracts                                -                   -
        Commodity Swaps                                          1,200                   436
        Equity Index Swaps
                     Less than 6 months                              18               -
                     6 months to 1 year                             932               -
                                                               --------             ---------
Total                                                          $ 65,255             $ 154,184
                                                               ========             =========

    Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at June 30, 1998 and December 31, 1997 mature through the following dates:

                                                             June 30,             December 31,
                                                               1998                   1997
                                                      --------------------    -------------------
Exchange traded Contracts:
Interest Rate Futures and Options Contracts               September 1998          December 1999
Foreign Exchange Contracts                                    March 1999           October 1998
Equity Index Futures                                      September 1998             March 1998

Over-the Counter Contracts:
   Foreign Currency Contracts                                    -                      -
   Commodity Swaps                                         December 1998             April 1998
   Equity Index Swaps                                          June 1999                -

    The following table summarizes the quarter-end and the average assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition based on month-end balances (000's omitted):


                                                         Assets                       Liabilities
                                               ----------------------------   ----------------------------
                                                       June 30,                       June 30,
                                                        1998        Average             1998       Average
                                                        ----        -------             ----       -------
Exchange Traded Contracts:
        Interest Rate Contracts-
                Domestic                                   -            33                -            10
                Foreign                                  110            44                -            -

        Foreign Exchange Contracts-
                Financing Futures Contracts                -             3                -            30
                Forward Currency Contracts               320            53                -            29

        Equity Index Futures-
                Domestic                                  21             9                -             8
                Foreign                                    -            26                -            14

 Over-the-Counter Contracts:
                Forward Currency Contracts                 -            54                -             -
                Commodity Swaps                            -             -               42            49
                Equity Index Swaps                         -             4               58            10
                                               -------------- -------------   --------------  ------------

                        Total                            451           226              100           150
                                               ============== =============   ==============  ============

Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three and six months ended June 30, 1998 and 1997.

                                                     Three Months Ended                    Six Months Ended
                                                          June 30,                             June 30,
                                              ------------------------------     ---------------------------------
                                                    1998             1997              1998               1997
                                              -------------     ------------     -------------     ---------------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                            $(457)           $  78               (71)                399
  Foreign                                               130              485                41                 355

Foreign Exchange Contracts                              191               50              (198)                402

Equity Index Futures-
  Domestic                                              (59)              86               109                  79
  Foreign                                              (125)            (243)               (8)                 36

Over-the-Counter Contracts:

  Forward Currency Contracts                              5              185               521                 161
  Commodity Swaps                                      (134)            (260)             (216)                (17)
  Equity Index Swaps                                    (67)            (186)             (151)                 (1)
  Interest Rate Swaps                                     -              (64)                -                 (64)

Non-Derivative Financial Instruments                   (123)              25                50                 521
                                              -------------     ------------     -------------     ---------------
   Total                                              $(639)           $ 156             $  77              $1,871
                                              =============     ============     =============     ===============

    In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCM's to segregate client funds to insure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCM's and counterparties and, when deemed necessary, reduces its exposure to these FCM's and counterparties. The Partnership's exposure to credit risk associated with the non-performance of these FCM's and counterparties in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCM's. BPL is the Partnership's primary forward contract counterparty (Note (6)). Notwithstanding the risk monitoring and credit review performed by the Partnership with respect to its FCM's and counterparties, including BPL, there always is a risk of nonperformance.

    Generally, financial contracts can be closed out at the discretion of the trading advisor. However, an illiquid or closed market could prevent the close-out of positions.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
-------   -------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 Units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $625,899 and redemptions of $1,834,804 during the quarter ended June 30, 1998 (the "Current Quarter"). From its inception through July 1, 1998, the Partnership received total Limited Partner contributions of $20,126,990 and had total withdrawals of $16,427,922. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of June 30, 1998 was approximately $791,000, representing approximately 7% of the Partnership's equity. At July 1, 1998, the Partnership had a total of 94 Limited Partners.

     As specified in the Second Amended and Restated Limited Partnership Agreement, dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and its affiliates and excluding units of general partnership interest. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 1998 of $1,611,192.
     The TIC 401(k) Plan's equity in the Partnership as of July 1, 1998 was approximately $1,945,000, representing approximately 16.5% of Partnership equity or approximately 19.4% excluding Units held by the General Partner and its affiliates and excluding units of general partnership interest. TIC waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan's capital account with the Partnership's per Unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. As of June 30, 1998 and December 31, 1997, U.S. Government obligations with varying maturities through January 1999 represented approximately 46% and 44% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems Units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $160,650, compared to $147,287 during the quarter ended June 30, 1997. This increase was due to an increase in the Partnership's assets.

     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represents approximately 37% and 41% of the Partnership's assets as of June 30, 1998 and December 31, 1997. The cash and U.S. Government obligations held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short-term and long-term basis.

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

(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares net asset value per Unit for the three and six months ended June 30, 1998 and 1997:

                           Net Asset Value           Three Months Ended              Six Months Ended
                               per Unit                   June 30                        June 30
                        --------------------    --------------------------      -----------------------
                                                        $             %               $           %
                                                --------------------------      -----------------------
June 30, 1998                      $4,023.60       $( 168.37)      (4.02%)         $ 38.69        .97%
June 30, 1997                      $3,737.01       $   63.82        1.73%          $600.54      19.15%

     Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three and six months ended June 30, 1998 and 1997.

                                                 Three Months Ended                  Six Months Ended
                                                      June 30,                           June 30,
                                           ----------------------------     -------------------------------
                                                1998             1997            1998              1997
                                           ------------     -----------     ------------     --------------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                        $(457)          $  78              (71)               399
  Foreign                                           130             485               41                355

Foreign Exchange Contracts                          191              50             (198)               402

Equity Index Futures-
  Domestic                                          (59)             86              109                 79
  Foreign                                          (125)           (243)              (8)                36

Over-the-Counter Contracts:

  Forward Currency Contracts                          5             185              521                161
  Commodity Swaps                                  (134)           (260)            (216)               (17)
  Equity Index Swaps                                (67)           (186)            (151)                (1)
  Interest Rate Swaps                                 -             (64)               -                (64)

Non-Derivative Financial Instruments               (123)             25               50                521
                                           ------------     -----------     ------------     --------------
   Total                                          $(639)          $ 156            $  77             $1,871
                                           ============     ===========     ============     ==============

     Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gain as a return on net assets, brokerage commissions and fees as a percentage of net assets, and incentive fees as a percentage of trading profits.

                                                             Three Months Ended,                  Six Months Ended,
                                                                   June 30,                           June 30,
                                                        -----------------------------       -----------------------------
                                                            1998              1997              1998              1997
                                                        ------------      ------------      ------------      -----------
Trading Gains as a % of Net Assets                              4.9%              1.3%              0.6%            15.9%
Brokerage Commissions & Fees as a % of Net Assets               0.3%              0.4%              0.8%             1.0%
Incentive Fees as a % of Trading Profits                        0.0%              5.0%             86.4%             5.0%

     In general, commission rates have remained stable during the past three years. Trading losses of $639,000 incurred during the Current Quarter resulted in higher incentive fees as a percentage of Trading Profits during the first six months of 1998. These losses need to be recouped by the Partnership prior to the Partnership's payment of incentive fees to the Trading Advisor.

     Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended June 30, 1997.

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


                           PART II OTHER INFORMATION


    CHANGES IN SECURITIES AND USE OF PROCEEDS
    -----------------------------------------

     The effective date of the initial registration statement of the Partnership (Commission file number 33-33982) was June 22, 1990. Through July 1, 1998, an aggregate of $22,026,990 of Units had been sold.

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



          TUDOR FUND FOR EMPLOYEES L.P.

          By:  Second Management LLC,
               General Partner



          By:  /s/   Mark F. Dalton
               -------------------------------
               Mark F. Dalton,
               President of the General Partner


          By:  /s/ Mark Pickard
               -----------------------------------
               Mark Pickard,
               Managing Director and
               Chief Financial Officer of the
               General Partner



August 12, 1998