Form 10-Q
period 1998-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 1998-11-13
CIK 861895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:  9/30/98             COMMISSION FILE NUMBER:  33-33982
                        -------                                      --------


                         TUDOR FUND FOR EMPLOYEES L.P.
 ----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

         Delaware                                         13-3543779
------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                         Identification No.)

600 Steamboat Road, Greenwich, Connecticut                    06830
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)
------------------------------------------------------------------------------

                                (203) 863-6700
------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                       SEPTEMBER 30,             DECEMBER 31,
                                                                           1998                      1997
                                                                        (UNAUDITED)                (AUDITED)
                                                                 ----------------------     --------------------
                      ASSETS
                      ------
CASH                                                                        $ 7,592,662              $ 7,088,210

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                              4,824,295                2,264,274
 U.S. Government securities purchased under agreements to resell              3,011,613                        -
 U.S. Government obligations                                                          -                7,477,448
 Net unrealized gain on open commodity interests                                748,000                  211,519
                                                                 ----------------------     --------------------
  Total equity                                                                8,583,908                9,953,241

 Subscriptions receivable                                                        50,850                  125,000
                                                                 ----------------------     --------------------
     Total assets                                                           $16,227,420              $17,166,451
                                                                 ======================     ====================

           LIABILITIES AND PARTNERS' CAPITAL
           ---------------------------------
LIABILITIES:

Redemptions payable                                                         $ 1,159,242              $ 3,339,382
Pending partner additions                                                       182,850                4,160,168
Incentive fee payable                                                           305,948                   49,172
Management fee payable                                                           41,655                   56,054
Accrued professional fees and other                                              49,095                   65,988
                                                                 ----------------------     --------------------

     Total liabilities                                                        1,738,790                7,670,764
                                                                 ----------------------     --------------------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 2,595.376 and
2,186.284 outstanding at September 30, 1998 and December 31, 1997            13,468,491                8,712,315
General Partner, 196.580 units outstanding at September 30, 1998
and December 31, 1997                                                         1,020,139                  783,372
                                                                 ----------------------     --------------------

     Total partners' capital                                                 14,488,630                9,495,687
                                                                 ----------------------     --------------------

     Total liabilities and partners' capital                                $16,227,420              $17,166,451
                                                                 ======================     ====================

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1998 AND 1997
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                         NINE MONTHS ENDED
                                                          SEPTEMBER 30,                              SEPTEMBER 30,
                                                   1998                   1997                 1998                1997
                                           -------------------    ------------------     ---------------    ----------------
REVENUES:
Net realized trading gain                           $3,450,741              $240,896          $3,478,574          $2,304,744
Change in net unrealized trading gain (loss)           407,386               (11,735)            563,493             (92,711)
Interest income                                        159,392               152,327             481,776             423,166
                                           -------------------    ------------------     ---------------    ----------------
Total revenues                                       4,017,519               381,488           4,523,843           2,635,199
                                           -------------------    ------------------     ---------------    ----------------

EXPENSES:
Brokerage commissions and fees                          55,495                39,272             162,298             151,574
Incentive fee                                          305,948                11,355             372,562             105,098
Management fee                                          59,027                56,236             179,441             162,484
Professional fees and other                             23,847                21,603              70,130              67,351
                                           -------------------    ------------------     ---------------    ----------------
Total expenses                                         444,317               128,466             784,431             486,507
                                           -------------------    ------------------     ---------------    ----------------

Net income                                          $3,573,202              $253,022          $3,739,412          $2,148,692
                                           ===================    ==================     ===============    ================

Limited Partners' Net Income                         3,344,040               237,958           3,502,645           2,015,572

General Partner's Net Income                           229,162                15,064             236,767             133,120
                                           -------------------    ------------------     ---------------    ----------------

                                                    $3,573,202              $253,022          $3,739,412          $2,148,692
                                           ===================    ==================     ===============    ================

Change in Net Asset Value Per Unit                   $1,165.74                $76.63           $1,204.43             $677.18
                                           ===================    ==================     ===============    ================

Net Income Per Unit (Note 2)                         $1,187.88                $78.85           $1,142.64             $670.12
                                           ===================    ==================     ===============    ================


       The accompanying notes are an integral part of these statements.



                                                   TUDOR FUND FOR EMPLOYEES L.P.
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                           FOR THE PERIOD ENDED SEPTEMBER 30, 1998 AND THE YEAR ENDED DECEMBER 31, 1997


                                            Limited     Partners                 General Partner         Total      Net Asset Value
                                      -------------------------------       -----------------------
                                         Units             Capital            Units        Capital       Capital        Per Unit
                                      -------------     -------------       ---------    -----------   ------------  ---------------
Partners' Capital, January 1, 1997        2,521.886        $ 7,909,798        196.580    $   616,568    $ 8,526,366     $3,136.46
                                      -------------     --------------     ------------   -----------  ------------ ----------------

  Net income                                 --              2,546,001            --         166,804      2,712,805
  TIC 401(k) Plan unit adjustment (a)         9.772          --                   --        --              --
  Capital Contributions                     746.608          2,546,367            --        --            2,546,367
  Redemptions                            (1,091.982)        (4,289,851)           --        --           (4,289,851)
                                        ------------    --------------      -----------   -----------   ------------

Partners' Capital, December 31, 1997 (b)  2,186.284          8,712,315        196.580        783,372      9,495,687      3,984.99

                                       -------------    --------------      -----------  ------------   ------------ --------------

  Net income                                 --              3,502,645          --           236,767      3,739,412
  TIC 401(k) Plan unit adjustment (a)        20.657           --                --           --             --
  Capital Contributions                   1,268.319          5,088,067          --           --           5,088,067
  Redemptions                              (879.884)        (3,834,536)         --           --          (3,834,536)
                                       -------------    --------------     ------------   -----------  -------------

Partners' Capital, September 30, 1998 (b) 2,595.376        $13,468,491        196.580     $1,020,139    $14,488,630      5,189.42
                                      ==============    ==============     ============   ===========   ============  ==============


(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units



       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1998
                                  (UNAUDITED)

(1)  ORGANIZATION
     ------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner"), a Delaware limited liability company was the general partner for the Partnership during the quarter ended September 30, 1998 and owned approximately 197 units of general partnership interest. Ownership of limited partnership units ("Units") is restricted to employees of Tudor Investment Corporation ("TIC") and its affiliates and certain employee benefit plans (each such owner a "Limited Partner").

     The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forward, and option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in its Second Amended and Restated Limited Partnership Agreement (the "Limited Partnership Agreement").

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

     MANAGEMENT FEE
     --------------

     The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's Net Assets (as defined in the Limited Partnership Agreement). Effective August 1, 1995, TIC waived its right to receive management fees attributable to Units held at the beginning of each month by the TIC 401(k) Plan.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     Assets and liabilities denominated in foreign currencies are translated at month-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of operations.

     US GOVERNMENT SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
     -------------------------------------------------------------

     Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amounts the securities will be subsequently resold plus accrued interest, which approximates market.

     U.S. GOVERNMENT OBLIGATIONS
     ---------------------------

     At times, the Partnership invests a varying amount of its assets in U.S. Treasury bills. A portion of such bills is held in commodity trading accounts and used to fulfill initial margin requirements. U.S. Treasury bills are valued in the statements of financial conditions at original cost plus accrued discount which approximates the market value. At December 31, 1997, these bills had a face value of $7,500,000 (cost $7,405,486). The Partnership did not hold any U.S. Treasury bills (other than under agreements to resell) at September 30, 1998.

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

(4)  REDEMPTION OF UNITS
     -------------------

     At each quarter-end, Units are redeemable at the discretion of the Limited Partner. Redemption of Units in $1,000 increments and full redemption of all Units are made at 100% of the Net Asset Value per Unit (as defined in the Limited Partnership Agreement) effective as of the last business day of any quarter. Partial redemptions of Units which would reduce the net asset value of a Limited Partner's unredeemed Units to less than the minimum investment then required of new Limited Partners or such partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

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

     Bellwether Futures LLC ("BFL"), a Delaware limited liability company is an affiliate of the General Partner. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for managing the execution of treasury bond futures for the Partnership by floor brokers on the Chicago Board of Trade.

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

    At September 30, 1998 and December 31, 1997, the Partnership held financial instruments with the following approximate aggregate notional value (in thousands of dollars):


                                                          September 30,           December 31,
                                                               1998                   1997
                                                      --------------------    -------------------

Exchange Traded Contracts:

   Interest Rate Futures and Options Contracts
        Domestic                                            $  6,254                $  5,995
        Foreign
            Less than 6 months                                20,369                  40,892
            6 months to 1 year                                11,163                  43,351
            1 to 2 years                                           -                  38,106

   Foreign Exchange Contracts
       Financial Futures Contracts                             4,622                   8,257
       Forward Currency Contracts
           Less than 6 months                                 64,340                   8,389
           6 months to 1 year                                  1,556                   3,000

   Equity Index Futures-
       Domestic                                               11,340                   3,425
       Foregin                                                 6,381                   2,333

Over-The-Counter Contracts:

   Forward Currency Contracts                                      -                       -
   Commodity Swaps                                                 -                     436
   Equity Swaps
      6 months to 1 year                                         375                       -
                                                      --------------          --------------
Total                                                       $126,400                $154,184
                                                      ==============          ==============


Notional amounts of these financial instruments are indicative only of the volume of activity and should not be used as a measure of market and credit risk. The various financial instruments held at September 30, 1998 and December 31, 1997 mature through the following dates:


                                                                September 30,        December 31,
                                                                    1998                 1997
                                                              ----------------     ---------------
Exchange traded Contracts:
   Interest Rate Futures and Options Contracts                 September 1999         December 1999
   Foreign Exchange Contracts                                    April 1999          October 1998
   Equity Index Futures                                        December 1998          March   1998

Over-the Counter Contracts:
   Commodity Swaps                                                    -                April  1988
   Equity Swaps                                               September 1999                -


The following table summarizes the quarter-end and the average assets and liabilites resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition based on month-end balances (in thousands of dollars):



                                                             Assets                             Liabilities
                                                       ------------------------            --------------------------
                                                       September 30,                       September 30,
                                                       1998               Average             1998             Average
                                                       -------            -------           -------            -------
Exchange Traded Contracts:
    Interest Rate Contracts-
        Domestic                                      $ 56                $ 87                $ -              $ 7
        Foreign                                        177                  64                 25               11

Foreign Exchange Contracts-
        Financing Futures Contracts                     12                  17                  -               20
        Forward Currency Contracts                      69                  65                  -               19

Equity Index Futures-
        Domestic                                       115                  27                  2                6
        Foreign                                        324                  80                  -               26

Over-the-Counter Contracts:
        Forward Currency Contracts                       -                  48                  -               -
        Commodity Swaps                                  -                   -                  -               33
        Equity Index Swaps                               9                  81                  -                7
                                                ----------           ---------         -------------    -----------

          Total                                       $762                $469                 $27            $129
                                                ==========           =========         =============    ===========

Net trading gains and losses from strategies that use a varitey of derivative finaincial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions and fees, for the three and nine months ended September 30, 1998 and 1997 (in thousands of dollars):





                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ------------------------------     ---------------------------------
                                                    1998             1997              1998               1997
                                              -------------     ------------     -------------     ---------------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                           $1,180            $ 346            $1,109              $  745
  Foreign                                               931               23               973                 378

Foreign Exchange Contracts                              688             (148)              490                 254

Equity Index Futures-
  Domestic                                              142             (157)              251                 (78)
  Foreign                                               714              155               706                 191

Over-the-Counter Contracts:

  Forward Currency Contracts                              -              183               521                 344
  Commodity Swaps                                      (134)               -              (350)                (17)
  Equity Index Swaps                                    387              (46)              236                 (47)
  Interest Rate Swaps                                     -                -                 -                 (64)

Non-Derivative Financial Instruments                   (105)            (166)              (56)                354
                                              -------------     ------------     -------------     ---------------

   Total                                             $3,803            $ 190            $3,880              $2,060
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

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
-------   -------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 Units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $302,000 and redemptions of $1,159,242 during the quarter ended September 30, 1998 (the "Current Quarter"). From its inception through October 1, 1998, the Partnership received total Limited Partner contributions of $20,309,839 and had total withdrawals of $17,587,164. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of September 30, 1998 was approximately $1,020,000, representing approximately 7% of the Partnership's equity. At October 1, 1998, the Partnership had a total of 96 Limited Partners.

     As specified in the Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and its affiliates and excluding units of general partnership interest. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the Tudor Investment Corporation 401(k) Savings & Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 1998 of $1,662,042. The TIC 401(k) Plan's equity in the Partnership as of October 1, 1998 was approximately $2,634,000 representing approximately 18% of Partnership equity or approximately 20.3% excluding Units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan's capital account with the Partnership's per Unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. At September 30, 1998, U.S. Government securities purchased under agreements to resell represented approximately 19% of the total assets of the Partnership. The percentage that U.S. Government securities purchased under agreements to resell bear to total assets varies daily and monthly, as the market value of commodity interest contract changes, U.S. Government securities are resold, and as the Partnership sells or redeems Units. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. At December 31, 1997, U.S. Government obligations with varying maturities through March 1998 represented approximately 44% of the total assets of the Partnership. The percentage that U.S. Government obligations bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government obligations are purchased or mature, and as the Partnership sells or redeems Units. The Partnership did not hold any U.S. Government obligations (other than under agreements to resell) at September 30, 1998. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the

     Current Quarter was $159,392, compared to $152,327 during the quarter ended September 30, 1997. This increase was due to an increase in the Partnership's assets.

     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 47% and 41% of the Partnership's assets as of September 30, 1998 and December 31, 1997. The cash held at clearing brokers and banks at quarter-end satisfy the Partnership's need for cash on both a short-term and long-term basis.

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


(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares Net Asset Value per Unit for the three and nine months ended September 30, 1998 and 1997:

                                                            Increase in Net Asset Value per Unit
                                                  ------------------------------------------------------
                              Net Asset Value          Three Months Ended             Nine Months Ended
                                 per Unit                 September 30                  September 30
                           -------------------    --------------------------     ------------------------
                                                         $            %                 $           %
                                                  --------------------------     ------------------------
September 30, 1998                   $5,189.42        $1,165.74        28.98%        $1,204.43      30.22%
September 30, 1997                   $3,813.64           $76.63         2.05%          $677.18      21.59%


     Net trading gains and losses from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of trading gains and losses, net of commissions, for the three and nine months ended September 30, 1998 and 1997 (in thousands of dollars):

                                                     Three Months Ended                   Nine Months Ended
                                                        September 30,                       September 30,
                                              ------------------------------     ---------------------------------
                                                    1998             1997              1998               1997
                                              -------------     ------------     -------------     ---------------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                           $1,180            $ 346            $1,109              $  745
  Foreign                                               931               23               973                 378

Foreign Exchange Contracts                              688             (148)              490                 254

Equity Index Futures-
  Domestic                                              142             (157)              251                 (78)
  Foreign                                               714              155               706                 191

Over-the-Counter Contracts:

  Forward Currency Contracts                              -              183               521                 344
  Commodity Swaps                                      (134)               -              (350)                (17)
  Equity Index Swaps                                    387              (46)              236                 (47)
  Interest Rate Swaps                                     -                -                 -                 (64)

Non-Derivative Financial Instruments                   (105)            (166)              (56)                354
                                              -------------     ------------     -------------       --------------
   Total                                             $3,803            $ 190            $3,880              $2,060
                                              =============     ============     =============      ===============

     Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results.

     The following table illustrates the Partnership's net trading gain as a return on net assets, brokerage commissions and fees as a percentage of net assets, and incentive fees as a percentage of Trading Profits.

                                                                Three Months Ended,                   Nine Months Ended,
                                                         ---------------------------------     -------------------------------
                                                            Sept. 30,          Sept. 30,         Sept. 30,         Sept. 30,
                                                              1998               1997              1998              1997
                                                         ---------------      ------------     ------------      -------------
Trading Gains as a % of Net Assets                            30.52%             1.52%            28.99%            17.51%
Brokerage Commissions & Fees as a % of Net Assets               0.4%              0.3%              1.2%              1.3%
Incentive Fees as a % of Trading Profits                       8.05%             5.98%              9.6%              5.1%


     In general, commission rates have remained stable during the past three years. Trading losses of $866,300 incurred during the last six months of 1996 resulted in lower incentive fees as a percentage of Trading Profits during the first nine months of 1997.

     Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended September 30, 1997.

     Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.


(4)  YEAR 2000 ISSUE
     ---------------

     Like other organizations, the Partnership could be adversely affected if the computer systems used by the General Partner, TIC and other service providers do not properly process and calculate date-related information from and after January 1, 2000 (the "Year 2000 Problem"). The General Partner, in consultation with TIC, is taking steps that it believes are reasonably designed to address the Year 2000 Problem with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by each of the Partnership's major service providers.


                           PART II - OTHER INFORMATION


     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The effective date of the initial registration statement of the Partnership (Commission file number 33-33982) was June 22, 1990. Through October 1, 1998, an aggregate of $22,204,839 of Units had been sold.

                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



    TUDOR FUND FOR EMPLOYEES L.P.

     By:  Second Management LLC,
          General Partner



     By:  /s/   Mark F. Dalton
          --------------------------------
          Mark F. Dalton,
          President of the General Partner


    By:   /s/ Mark Pickard
          --------------------------------
          Mark Pickard,
          Managing Director and
          Chief Financial Officer of the
          General Partner



November 13, 1998