Form 10-K
period 1998-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 1999-03-30
CIK 861895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   FORM 10-K

(Mark One)
   X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
 -----    EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended   December 31, 1998
                            -------------------

                                      OR
          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from       to
                                -----    -----
                        Commission file number 333-52543
                                               --------

                         Tudor Fund For Employees L.P.
         ------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

   Delaware                                           13-3543779
-----------------------------------         --------------------------
(State or other jurisdiction                       (I.R.S Employer
of incorporation or organization)                  Identification No.)

  600 Steamboat Road, Greenwich,  Connecticut             06830
----------------------------------------------------   ---------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code  (203) 863-6700
                                                     -----------------
Securities registered pursuant to Section 12(g) of the Act:

  Title of each class      Name of each exchange on which registered
  -------------------      -----------------------------------------

       N/A                               N/A
  -----------------------  -----------------------------------------

          Securities registered pursuant to Section 12(g) of the Act:

                                      N/A
---------------------------------------------------------------------
                                 (Title of class)

                                      N/A
---------------------------------------------------------------------
                                 (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    X       No
                                                  -------       ------

                           (Cover page 1 of 2 pages)

  State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

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

Partnership's Registration Statement on Form S-1, File No. 333-52543, as
------------------------------------------------------------------------
amended, dated June 8, 1998 - Part IV
-------------------------------------

                           (cover page 2 of 2 pages)

                                     PART I


ITEM 1.  BUSINESS.
         --------

          (a).  GENERAL DEVELOPMENT OF BUSINESS. Tudor Fund For Employees L.P.,
                -------------------------------
a Delaware limited partnership (the "Partnership"), was formed on November 22, 1989. The business and objective of the Partnership is to generate appreciation of its assets through speculative trading of commodity futures, forwards and option contracts and other commodity interests ("commodity interests"). Only employees of Tudor Investment Corporation ("TIC") or its affiliates, and certain employee benefit plans of TIC and its affiliates, are eligible to become limited partners (each such owner a "Limited Partner") of the Partnership.

Second Management LLC, a Delaware limited liability company and the general partner of the Partnership (the "General Partner" and together with the Limited Partners, the "Partners"), is responsible for selecting and monitoring the commodity trading advisors and counterparties used by the Partnership and for performing all administrative services necessary to the Partnership's operations. The General Partner's main business office is located at 600 Steamboat Road, Greenwich, Connecticut 06830, telephone (203) 863-6700, facsimile (203) 863-8600.

In connection with a public offering of 10,000 units of Limited Partnership Interest (together with units of General Partnership Interest issued to the General Partner, the "Units"), an S-1 Registration Statement was filed with the Securities and Exchange Commission on June 20, 1990. Beginning on June 22, 1990, the Partnership solicited initial subscriptions for Units at an offering price of $1,000 per Unit, with a minimum subscription of $1,000. At the initial closing held on July 2, 1990, the Partnership sold a total of 421 Units for an aggregate capital contribution of $421,000 and 400 units of general partnership interest for an aggregate capital contribution of $400,000 and commenced trading activities. The Partnership registered an additional 10,000 units of Limited Partnership Interest pursuant to an S-1 Registration Statement (the "Registration Statement") that became effective on June 9, 1998.

Units are offered for sale on a continuous basis (the "Continuing Offering") at quarterly closings at a purchase price equal to 100% of the Net Asset Value per Unit as of the opening of business on the first business day of the month in which the General Partner accepts the subscription. The minimum subscription is $1,000. Amounts in excess of this minimum must be contributed in increments of $1,000.

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

Professional fees and other.  The Partnership pays its ordinary administrative
---------------------------
expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $120,599, $88,989 and $100,679 for the years ended December 31, 1998, 1997 and 1996.

Compensation of the Trading Advisor.  Pursuant to the Management Agreement, the
-----------------------------------
Partnership pays TIC a quarterly incentive fee equal to 12% of the "Trading Profits" (as defined in the Registration Statement) earned as of the end of each fiscal quarter and accrued monthly and receives a monthly management fee equal to 1/12 of 2% of the Net Assets (a 2% annual rate). Effective August 1, 1995, TIC waived its right to receive incentive and management fees attributable to Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

For definitions of the terms "Management Agreement", "Trading Profits", "Charges and Expenses", "Trading Managers", "Net Asset Value per Unit" and "Net Assets", refer to the Registration Statement.

The General Partner estimates that, considering the above charges, the Partnership may normally have to generate gross profits of up to approximately 2% of the Partnership's average annual Net Assets, depending on trading volume and the interest income it receives, simply to break even. It is contemplated that the greatest of these charges will be brokerage commissions (estimated at up to approximately 2% of the Partnership's average annual Net Assets) even though the General Partner endeavors to negotiate rates that are reasonable based on comparable commodity pools and industry standards.

Commodity Brokers.   The Partnership's commodity trading accounts are carried by
-----------------
its commodity brokers including Prudential Securities Incorporated, Bear Stearns Securities Corp., CS First Boston Corporation, Salomon Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Morgan Stanley & Co International Limited, Daiwa Securities America Inc., Goldman, Sachs & Co., Cargill Investor Services, Inc., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., Greenwich Capital Markets, Inc., and Greenwich NatWest Futures. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership's funds, securities, commodities and other property; executing and/or clearing trades for the Partnership's accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership's account and other similar administrative functions.

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

          (c). NARRATIVE DESCRIPTION OF BUSINESS.
               ---------------------------------

               (1)  See discussion under Item 1 (a) above.
               (i) - (ix):  Not applicable.


          (x)  Competition.  The Partnership experiences and will continue to
               -----------
experience competition from publicly and privately offered commodity pools and other investment funds, such as mutual funds. The Partnership also competes with other customers of TIC and with affiliates of the General Partner that trade proprietary accounts. Under TIC's trading method, all commodity-only accounts under management (other than proprietary accounts) are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis. When TIC trades commodity interest contracts on behalf of an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity-only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time which increases competition for the Partnership as described above.

The General Partner and TIC have a conflict of interest in managing the Partnership because BPL executes foreign exchange forward contracts for the Partnership. This involves posting collateral with BPL in amounts of up to 15% of the Partnership's Net Assets. Although, BPL has unrestricted use of these funds, it does not receive a fee for its services. Many of the employee traders of the Trading Advisor are also employees of BPL. There is no affiliation, and consequently there is no conflict of interest, between the clearing brokers and the General Partner, TIC or BPL.

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

(b)  USE OF PROCEEDS.   The Partnership initially registered 10,000 Units of
     ----------------
Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 33-52543). Of the 20,000 Units that have been registered, 8,882.504 Units having an aggregate value of 20,309,839 had been sold through January 1, 1999.

ITEM 6.   SELECTED FINANCIAL DATA.
          -----------------------

                                        1998             1997             1996             1995             1994
                                     -----------      -----------      -----------       ----------       ----------
Revenues                             $ 5,153,767      $ 3,362,714      $ 1,417,232       $2,657,575       $1,028,281
Expenses                                 956,633          649,909          596,480          608,851          502,809
                                     -----------      -----------      -----------       ----------       ----------

Net Income                           $ 4,197,134      $ 2,712,805      $   820,752       $2,048,724       $  525,472
                                     -----------      -----------      -----------       ----------       ----------

Total Assets                         $18,265,036      $17,166,451      $12,138,706       $9,323,890       $7,383,887
                                     -----------      -----------      -----------       ----------       ----------
Partners' Capital                    $14,891,112      $ 9,495,687      $ 8,526,366       $8,113,393       $6,711,510
                                     -----------      -----------      -----------       ----------       ----------

Units Outstanding                      2,786.401        2,382.864        2,718.466        2,833.134        3,052.721
                                     -----------      -----------      -----------       ----------       ----------

NAV Per Unit                         $  5,344.21      $  3,984.99      $  3,136.46       $ 2,863.75       $ 2,198.53
                                     -----------      -----------      -----------       ----------       ----------
Change in NAV Per Unit               $  1,359.22      $    848.53      $    272.71       $   665.22       $   141.32
                                     -----------      -----------      -----------       ----------       ----------
Net Income Per Unit                  $  1,327.46      $    845.18      $    246.06       $   684.52       $   149.12
                                     -----------      -----------      -----------       ----------       ----------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
          OF OPERATIONS.
          -------------

The Partnership commenced operations on July 2, 1990. From inception through March 1, 1999, the Partnership received total Limited Partner contributions of $20,309,839. Total Limited Partner withdrawals for the same period were $17,825,254. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity interest in the Partnership as of March 1, 1999 was approximately $1,072,000, representing approximately 5.9% of the Partnership's equity. At March 1, 1999, the Partnership had a total of 114 Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and affiliates. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates.
The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through March 1, 1999 of $1,737,827. The TIC 401(k) Plan's equity in the Partnership as of March 1, 1999 was approximately $2,870,000, representing approximately 15.7% of the Partnership equity or approximately 17.9% of the Partnership equity excluding Units held by the General Partner and affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. Furthermore, on August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

(1)  LIQUIDITY.
     ----------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. At December 31, 1998, U.S. Government Securities purchased under agreements to resell maturing January 4, 1999 represent approximately 69% of the total assets of the Partnership. The percentage that U.S. Government Securities purchased under agreements to resell bear to total assets varies daily and monthly, as the market value of commodity interest contract changes, U.S. Government Securities are resold, and as the Partnership sells or redeem Units. The Partnership invests in U.S. Government obligations approved by the various contract markets to fulfill initial margin requirements. At December 31, 1997, U.S. Government obligations with varying maturities through March 1998, represented approximately 44% of the total assets of the Partnership. The percentage that U.S. Government obligations bears to the total assets varies daily as the market value of commodity interests contracts changes, as Government obligations are purchased or mature, and as the Partnership receives Partner's contributions or redeems Units. The Partnership did not hold any U.S. Government obligations (other then under agreements to resell) at December 31, 1998. Since the Partnership's sole purpose is to trade in futures, options, forward contracts and other commodity interests contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the years ended December 31, 1998, 1997 and 1996 was $655,889, $571,106, and $545,860 which represented 4.8%, 4.9%, and 5.2% of average net assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 20% and 41% of the Partnership's total assets as of December 31, 1998 and 1997. The cash and U.S. Government securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short term and long term basis.

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


(3)    RESULTS OF OPERATIONS.
       ----------------------

The following table compares Net Asset Value per Unit for the years ended December 31, 1998, 1997 and 1996.

                                     Net Asset Value          Increase in Net Asset Value per Unit
                                        Per Unit                       For the Year Ended
                                 ---------------------     ---------------------------------------
                                                                     $                   %
                                                             -----------------  -------------------
December 31, 1998                            $5,344.21               $1,359.22               34.11%
December 31, 1997                            $3,984.99               $  848.53               27.05%
December 31, 1996                            $3,136.46               $  272.71                9.52%

Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of income. The following table summarizes the components (in thousands) of Net Trading Gains for the years ended December 31, 1998, 1997 and 1996:

                                                          1998                 1997                   1996
                                                   ---------------     ------------------     -----------------
Exchange traded contracts:
Interest rate futures and option contracts-
    Domestic                                               $1,072                 $  982                 $ 726
    Foreign                                                 2,181                    413                  (450)

   Foreign exchange contracts                                (219)                   373                   591

   Equity index contracts-
    Domestic                                                  329                     (4)                 (544)
    Foreign                                                   453                    173                   399

Over-the-counter contracts:
   Forward currency contracts                                 792                    307                   131
   Commodity swaps                                           (350)                   (51)                   14
   Equity index swaps                                          82                    (78)                    -
   Interest rate swaps                                          -                    (64)                    -
Non-Financial derivative instruments                          (36)                   552                  (119)
                                                  ---------------     ------------------     -----------------
       Total                                               $4,304                 $2,603                 $ 748
                                                  ===============     ==================     =================

Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to results generated in previous years. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets; brokerage commissions and fees as a percentage of average Net Assets; and incentive fees as a percentage of Net Trading Gains.

                                                                            For the Year Ended
                                                            ------------------------------------------------------
                                                                December 31,         December 31,      December 31,
                                                                   1998                1997              1996
                                                            -----------------   ----------------  ----------------

Net Trading Gains as a % of average Net Assets                         31.43%             22.3%              6.8%
Brokerage commissions & fees as a % of average Net Assets               1.4%              1.6%              1.1%
Incentive Fees as a % of Net Trading Gains                             9.34%              5.9%             22.2%

In general, commission rates have remained stable during the past three years. For the year ended December 31, 1996, incentive fees were greater than 12% of Net Trading Gains due to the losses incurred in the second half of 1996. These trading losses also resulted in lower incentive fees as a percentage of Net Trading Gains during the year ended December 31, 1997 because trading losses need to be recouped by the Partnership prior to the Partnership's payment of incentive fees.

Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodity markets have tended to be more active, and thus potentially more profitable, during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

(4)  RISK MANAGEMENT.
     ---------------

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange traded and negotiated over-the-counter options and other commodity interests. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments as well as the loss of appreciation, on certain instruments, if its counterparty fails to perform.

The trading advisor takes an active role in managing and controlling the Partnership's market and credit risks and has established formal control procedures that are reviewed on an ongoing basis. The trading advisor attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. The trading advisor has a formal Credit Committee, comprised of senior managers from different disciplines throughout the firm, that meets regularly to analyze the credit risks associated with the Partnership's counterparties, intermediaries and service providers.
The trading advisor establishes counterparty exposure limits and specifically designates which product types are approved for trading.

In order to control the Partnership's market exposure, the trading advisor applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. The trading advisor's Risk Management Committee comprised of senior personnel from different disciplines throughout the Firm, regularly assesses and evaluates the Partnership's potential exposures to the financial markets based on analysis provided by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Partnership uses a statistical technique known as Value at Risk ("VaR") to assist the Risk Management Department in measuring its exposure to market risk related to it's trading positions. The VaR model projects potential losses in the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.


Cash and cash equivalents and due from brokers are due principally from high credit quality international financial institutions.

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options contracts are executed. Forward contracts are generally settled with the counterparty two days after the trade.

In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to ensure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCMs and, when deemed necessary, reduces its exposure to these FCMs. The Partnership's credit risk associated with the nonperformance of these FCMs in fulfilling contractual obligations can be directly impacted by volatile financial markets.

A substantial portion of the Partnership's open financial futures positions were transacted with major international FCMs. BPL is the Partnership's primary forward contract counterparty (Note 6 of the attached Financial Statements). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its FCMs and counterparties, including BPL, there is always a risk of nonperformance.

Generally, financial contracts can be closed out at TIC's discretion. However, an illiquid or closed market could prevent the closeout of positions.


The following table illustrates the VaR for each component of market risk as of December 31, 1998. The dollar values represent the VaR scaled up to a 95% confidence level.



                                                                              VaR
Risk Factors                                                            (95% Confidence)
----------------                                             -------------------------------------

Exchange traded contracts:
Interest rate futures and option contracts-
        Domestic                                                            $ 26,730
        Foreign                                                               83,160

     Foreign exchange contracts                                              117,315

     Equity index futures-
        Domestic                                                              83,655
        Foreign                                                               77,220

Non-derivative financial instruments                                          28,050
                                                                            --------
                                                                            $416,130
                                                                            ========

(5)    YEAR 2000 ISSUE
       ---------------

Like other organizations, the Partnership could be adversely affected if the computer systems used by the Partnership and its service providers do not properly process and calculate date-related information from and after January 1, 2000 (the "Year 2000 problem"). The Partnership is taking steps that it believes are reasonably designed to address the Year 2000 problem with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by each of the Partnership's major service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any material adverse impact on the Partnership. The inability of the Partnership or its third party providers to timely complete all necessary procedures to address the Year 2000 problem could have a material adverse impact on the Partnership's operations. The Partnership will continue to monitor the status of and its exposure to this issue. For the year ended December 31, 1998, the Partnership incurred no significant Year 2000 related expenses and it does not expect to incur significant Year 2000 expenses in the future.

The Partnership is in the process of establishing a contingency plan to address recovery from unavoided or unavoidable Year 2000 problems, if any.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

See attached financial statements for:

     Statements of Financial Condition as of December 31, 1998 and 1997

     Statements of Income for the years ended December 31, 1998, 1997 and 1996

     Statements of Changes in Partners' Capital for the years ended December 31, 1998, 1997 and 1996

     Notes to Financial Statements, December 31, 1998, 1997 and 1996

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

TIC is the sole general partner and sole trading advisor of Tudor Futures Fund, a New York limited partnership which engages in the speculative trading of commodity interest contracts and securities interests and of The Raptor Global Fund L.P. ("Raptor L.P."), a Delaware limited partnership which primarily engages in the speculative trading of equity securities interests, and is the sole trading advisor of The Raptor Global Fund Ltd. ("Raptor Ltd.") and The North End Value Fund Ltd. ("North End"), each of which is a Cayman Islands company which engages primarily in the speculative trading of equity securities interests. TIC also acts as investment manager of Tudor Private Equity Fund L.P., a Delaware limited partnership which makes privately negotiated investments in both private companies and publicly traded companies based or principally operating in the United States and Canada. Tudor BVI Futures, Ltd. ("Tudor BVI"), a British Virgin Islands company, is an investment fund that trades commodities and securities under the direction of TIC. A portion of the assets of Tudor BVI are managed by Tudor Capital (U.K.), L.P. ("Tudor Capital"), a United Kingdom affiliate of TIC, pursuant to a sub-advisory agreement between TIC and Tudor Capital. Tudor Capital is also the investment manager of The Upper Mill Capital Appreciation Fund Ltd. (the "Upper Mill Fund"), a Cayman Islands investment fund that trades securities and derivatives. A portion of the assets of the Upper Mill Fund are managed by TIC pursuant to a sub-advisory agreement between Tudor Capital and TIC.

Paul Tudor Jones II, age 44, is Chairman, Chief Executive Officer and the indirect controlling equity owner of the General Partner and the Chairman, Chief Executive Officer, the controlling shareholder and a Director of TIC, and has served in those capacities since the Partnership's inception. Mr. Jones has traded commodity contracts for his own proprietary account since September 1977 and for customer accounts since January 1981. Mr. Jones is a member of the Commodity Exchange, Inc., the New York Board of Trade, Inc., the Chicago Board of Trade and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Directors of the New York Board of Trade, Inc. and a member of the Cotton Committee of such exchange. Mr. Jones served as Chairman of the New York Cotton Exchange from August 1992 through June 1995. Mr. Jones is First Vice Chairman of the Financial Instruments Exchange, a division of the Board of Trade, Inc., Mr. Jones is also the Founder and a Director of The Robin Hood Foundation, a charitable foundation.

Mark F. Dalton, age 48, is President of the General Partner and President and a Director of TIC. Prior to joining TIC as President in September 1988, Mr. Dalton was employed by Kidder, Peabody & Co. Incorporated where he served in various senior positions including Chief Financial Officer. Mr. Dalton is also a Director of Cathay Investment Fund Limited, an investment fund listed on the Dublin Stock Exchange, Projenics Pharmaceuticals Inc. and various private companies. Mr. Dalton does not participate in the commodity interests trading of customer accounts for the General Partner, TIC or their affiliates.

John G. Macfarlane, age 44, is a Managing Director and the Chief Operating Officer of the General Partner and a Managing Director and the Chief Operating Officer and a Director of TIC. Prior to joining TIC in January 1998, Mr. Macfarlane was employed by Salomon Smith Barney, Inc., where he served in various senior positions including Managing Director and Head of US and Asian Fixed Income Derivatives and Treasurer of Salomon Inc and Salomon Brothers Inc. Mr. Macfarlane does not participate in the trading of the General Partner, TIC or their affiliates.

Andrew S. Paul, age 46, is a Managing Director and the General Counsel and Secretary of the General Partner and TIC and a Director of TIC. Mr. Paul has been the General Counsel and Corporate Secretary of TIC since June 1989. Mr. Paul does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

Mark Pickard, age 43, is a Managing Director and the Chief Financial Officer of the General Partner and TIC and a Director of TIC. From May 1995 until June 1996, Mr. Pickard was a Managing Director of Tudor Software, L.L.C. and was Chief Operating Officer of Jacobson Capital Partners from February 1994 until May 1995. From January 1993 until February 1994, Mr. Pickard was Vice President and Treasurer of TIC. Mr. Pickard does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

James J. Pallotta, age 41, is a Managing Director and a Director of TIC. Mr. Pallotta was previously a principal portfolio manger at Essex Investment Management Company, Inc. ("Essex"). He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989 and commenced actively directing the management of client funds in January 1989. He became a member of the Board of Directors of Essex in 1990. Mr. Pallotta does not participate in the trading of customer accounts of the General Partner although he does participate in the trading of other customer accounts advised by TIC.

Robert P. Forlenza, age 43, is a Managing Director and Director of TIC. Prior to joining TIC in January 1995, Mr. Forlenza was a Vice President of Carlisle Capital Corporation, a private leveraged buyout firm. Mr. Forlenza does not participate in the trading of customer accounts of the General Partner although he does participate in the trading of other customer accounts advised by TIC.

David E. Allanson, age 43, is a Director of TIC and a Managing Director of the affiliates of TIC which maintain principal offices in Surrey, England. Prior to joining TIC, Mr. Allanson was a Senior Vice President of Nationsbank/CRT. Mr. Allanson does not participate in the day-to-day management of TIC.

Richard L. Fisher, age 45, is a director of TIC. Mr. Fisher received a B.S. with Distinction and a Master of Science in Accounting from the University of Virginia. Since September 1983 Mr. Fisher has been a managing director and senior vice president of Dunavant Enterprises, Inc. Mr. Fisher has been a director of TIC since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of the General partner, TIC or their affiliates.

There have been no material administrative, civil or criminal actions against the General Partner, TIC or any of their executive officers or directors within the last five years, except as follows.

On September 12, 1996, TIC settled a proceeding with the SEC related to alleged violations of the "uptick rule" in connection with certain sales of stock over a two-day period in March 1994. Without admitting or denying the SEC's findings, TIC paid a civil penalty of $800,000 and agreed not to violate the uptick rule in the future. This settlement did not have a material adverse effect on the business, financial condition or results of operations of TIC, the General Partner or the Partnership.

ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and controlling shareholder of the General Partner receives no compensation from the Partnership. TIC earned $641,936, $372,809, and $372,402 in incentive and management fees from the Partnership during 1998, 1997 and 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

  (a)  Security Ownership of Certain Beneficial Owners.  As of March 1, 1999,
       -----------------------------------------------
  the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:


NAME                                  ADDRESS               NO. UNITS  PERCENT
------------------------  --------------------------------  ---------  --------

Tudor 401k Savings and    One Liberty Plaza                   526.333     15.7%
Profit-Sharing Plan       51st Floor
                          New York, NY 10006

Second Management LLC     600 Steamboat Road                  196.580      5.9%
                          Greenwich, CT 06830

James J. Pallotta (1)     c/o Tudor Investment Corporation    178.754      5.3%
                          600 Steamboat Road
                          Greenwich, CT 06830

(1)  James J. Pallotta is a Managing Director, principal and Director of TIC.

   (b)  Security Ownership of Management.  The General Partner and the executive
        --------------------------------
     officers of the General Partner own approximately 12% of the total Units outstanding as of March 1, 1999. In addition to the persons identified in the table above, Mark Pickard and Mark F. Dalton, each of whom is a principal of both the General Partner and TIC, owned 100.044 Units (3%) and
     107.530 Units (3.2%), respectively, as of such date.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------


     (a)  Transactions with Management and Others.
          ---------------------------------------

     See Item 1(a),  GENERAL DEVELOPMENT OF BUSINESS,  MANAGEMENT; Item 1(c)
                    ---------------------------------  ----------
     (1)(x),  NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11, EXECUTIVE
              ---------------------------------  -----------           ---------
     COMPENSATION; and Note 6  "Related Party Transactions" of "Notes To
     ------------
     Financial Statements" in the accompanying Financial Statements.

     (b)  Certain Business Relationships.
          ------------------------------

          (1)  None.

          (2) The Partnership incurred incentive and management fees payable to TIC of $641,936, $372,809, and $372,402 for the years ended
               December 31, 1998, 1997, and 1996, which were in excess of 10% of the Partnership's total revenue of $5,153,767, $3,362,714, and $1,417,232 for the respective periods referred to above.

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
          ---------------------

     The following financial statements and report of independent public accountants are set forth in the annexed financial statements:

          Report of Independent Public Accountants
          Statements of Financial Condition as of December 31, 1998 and 1997 For the years ended December 31, 1998, 1997 and 1996:
               Statements of Income
               Statements of Changes in Partners' Capital
          Notes to Financial Statements, December 31, 1998, 1997 and 1996

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

     2.   No financial statement schedules are required to be filed.
          ---------------------------------------------------------

     3. Exhibits. (unless otherwise indicated, each Exhibit was previously filed
        --------
        and has not been amended in any material respect).

         1.01 Form of Selling Agreement among Cargill Investor Services, Inc., Second Management Company, Inc. (succeeded by Second Management LLC), and the Partnership.

         3.01 Form of Second Amended and Restated Limited Partnership Agreement of the Partnership.

         3.02(a)  Certificate of Limited Partnership of the Partnership.

         3.02(b) Amendment to the Certificate of Limited Partnership of the Partnership.


         10.01(a) Form of Amended and Restated to Customer Foreign Exchange
                  Agreement between the Partnership and Bellwether Partners
                  LLC.

         10.02(a) Form of Management Agreement among the Partnership, Second
                  Management Company, Inc. (succeeded by Second Managment LLC), and Tudor Investment Corporation.

         10.02(b) Form of Amendment to Management Agreement among the
                  Partnership, Second Management Company, Inc., and Tudor Investment Corporation.

         10.03(a) Form of Subscription Agreement and Power of Attorney to be executed by purchasers of Units who are individuals.

         10.03(b) Form of Subscription Agreement and Power of Attorney to be executed by a Trustee of the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan.

         10.03(c) Form of Representations to be made by participants in the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan.

         10.03(d) Form of Subscription Agreement for use in making additions to existing accounts.

         10.04(a) Form of Escrow Agreement among the Partnership, Seventh Management, Inc., and United States Trust Company of New York.

         10.04(b) Form of Amendment to Escrow Agreement among the Partnership, Cargill Investor Services, Inc., and United States Trust Company of New York.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 1998.

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

                         TUDOR FUND FOR EMPLOYEES L.P.

                         By:  SECOND MANAGMENT LLC,
                              General Partner


                         By:
                            ___________________________________________
                              Mark F. Dalton
                                      President

DATE:      March 30, 1999

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC


By:  ___________________________                        March 30, 1999
     Paul T. Jones, II, Chairman and
     Chief Executive Officer


By:  ___________________________                        March 30, 1999
     Mark F. Dalton, President


By:  ___________________________                        March 30, 1999
     John Macfarlane, Managing Director and
     Chief Operating Officer


By:  ____________________________                       March 30, 1999
     Mark Pickard, Managing Director and
     Chief Financial Officer


By:  ____________________________                       March 30, 1999
     Andrew S. Paul, Managing Director,
     General Counsel and Secretary

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

                         TUDOR FUND FOR EMPLOYEES L.P.

                         By:  SECOND MANAGMENT LLC,
                              General Partner

                         By:     /s/ Mark F. Dalton
                               ---------------------------------------------
                              Mark F. Dalton
                              President

DATE:      March 30, 1999


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC


By:           /s/ Paul T. Jones, II                     March 30, 1999
       -----------------------------------
         Paul T. Jones, II, Chairman and
             Chief Executive Officer

By:    /s/ Mark F. Dalton                               March 30, 1999
       -----------------------------------
       Mark F. Dalton, President

By:    /s/ John Macfarlane                              March 30, 1999
       -----------------------------------
       John Macfarlane, Managing Director and
       Chief Operating Officer

By:    /s/ Mark Pickard                                 March 30, 1999
       -----------------------------------
       Mark Pickard, Managing Director and
       Chief Financial Officer

By:    /s/ Andrew S. Paul                               March 30, 1999
       -----------------------------------
       Andrew S. Paul, Managing Director,
       General Counsel and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of Tudor Fund For Employees L.P.:

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 1998 and 1997, and the related statements of income and changes in partners' capital for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. as of December 31, 1998 and 1997, and the results of its operations for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP


New York, New York
March 1, 1999

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                           DECEMBER 31, 1998 AND 1997
                           --------------------------




                                  ASSETS                                           1998             1997
                                 -------                                        -----------      -----------
CASH                                                                             $ 3,672,689      $ 7,088,210

US GOVERNMENT SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
                                                                                  12,600,000                -

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from brokers                                                                  1,281,103        2,264,274
 U.S. Government obligations                                                               -        7,477,448
 Net unrealized gain on open commodity interests                                     711,244          211,519
                                                                                 -----------      -----------
         Total equity in commodity trading accounts                                1,992,347        9,953,241
                                                                                 -----------      -----------

SUBSCRIPTION RECEIVABLE                                                                    -          125,000

                                                                                 -----------  ---------------
         Total assets                                                             18,265,036      $17,166,451
                                                                                 ===========      ===========
                    LIABILITIES AND PARTNERS' CAPITAL
                    ----------------------------------
LIABILITIES:
 Pending partner additions                                                       $ 2,989,786      $ 4,160,168
 Redemptions payable                                                                 238,091        3,339,382
 Incentive fee payable                                                                29,507           49,172
 Management fee payable                                                               40,370           56,054
 Accrued professional fees and other                                                  76,170           65,988
                                                                                 -----------      -----------
         Total liabilities                                                         3,373,924        7,670,764
                                                                                 -----------      -----------

PARTNERS' CAPITAL:
 Limited partners, 10,000 units authorized and 2,589.821
 and 2,186.284 units outstanding as of December 31, 1998 and 1997                 13,840,543        8,712,315
 General Partner, 196.580 units outstanding as of
 December 31, 1998 and 1997                                                        1,050,569          783,372
                                                                                 -----------      -----------
         Total partners' capital                                                  14,891,112        9,495,687
                                                                                 -----------      -----------
         Total liabilities and partners' capital                                 $18,265,036      $17,166,451
                                                                                 ===========      ===========



        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                              STATEMENTS OF INCOME
                              --------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------




                                                                      1998             1997              1996
                                                                    ----------       ----------        ----------
REVENUES:
 Net realized trading gain                                          $3,978,084       $2,719,222        $  896,840
 Change in net unrealized trading gain (loss)                          519,794           72,386           (25,468)
 Interest income                                                       655,889          571,106           545,860
                                                                    ----------       ----------        ----------
         Total revenues                                              5,153,767        3,362,714         1,417,232
                                                                    ----------       ----------        ----------

EXPENSES:
 Brokerage commissions and fees                                        194,098          188,111           123,399
 Management fee                                                        239,867          218,539           206,329
 Incentive fee                                                         402,069          154,270           166,073
 Professional fees and other                                           120,599           88,989           100,679
                                                                    ----------       ----------        ----------
         Total expenses                                                956,633          649,909           596,480
                                                                    ----------       ----------        ----------

         Net income                                                 $4,197,134       $2,712,805        $  820,752
                                                                    ==========       ==========        ==========


LIMITED PARTNERS' NET INCOME                                        $3,929,937       $2,546,001        $  645,415

GENERAL PARTNER'S NET INCOME                                           267,197          166,804           175,337
                                                                    ----------       ----------        ----------
         Net income                                                 $4,197,134       $2,712,805        $  820,752
                                                                    ==========       ==========        ==========

         Change in Net Asset Value Per Unit                           1,359.22          $848.53           $272.71
                                                                    ----------       ----------        ----------
         Net Income Per Unit                                          1,327.46          $845.18           $246.06
                                                                    ----------       ----------        ----------



        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------


                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
              ----------------------------------------------------


                                                      Limited Partners              General Partner                      Net Asset
                                                   ------------------------        -------------------         Total       Value
                                                   Units            Capital         Units      Capital        Capital     Per Unit
                                                   ----------       -----------   --------   -----------    -----------   ---------
PARTNERS' CAPITAL, January 1, 1996                  2,190.191         6,272,162    642.943     1,841,231      8,113,393    $2,863.75

 Net income                                                 -           645,415          -       175,337        820,752
 TIC 401(k) Plan unit adjustment (Note 3)               5.462                 -          -             -              -
 Capital contributions                                931.637         2,926,549          -             -      2,926,549
 Redemptions                                         (605.404)       (1,934,328)  (446.363)   (1,400,000)    (3,334,328)
                                                   ----------       -----------   --------   -----------    -----------

PARTNERS' CAPITAL, December 31, 1996                2,521.886       $ 7,909,798    196.580   $   616,568    $ 8,526,366    $3,136.46
                                                   ----------       -----------   --------   -----------    -----------

 Net income                                                 -         2,546,001          -       166,804      2,712,805
 TIC 401(k) Plan unit adjustment (Note 3)               9.772                 -          -             -              -
 Capital contributions                                746.608         2,546,367          -             -      2,546,367
 Redemptions                                       (1,091.982)       (4,289,851)         -             -     (4,289,851)
                                                   ----------       -----------   --------   -----------    -----------

PARTNERS' CAPITAL, December 31, 1997                2,186.284       $ 8,712,315    196.580   $   783,372    $ 9,495,687    $3,984.99
                                                   ----------       -----------   --------   -----------    -----------

 Net income                                                 -         3,929,937                  267,197      4,197,134
 TIC 401(k) Plan unit adjustment (Note 3)              24.416                 -          -             -              -
 Capital contributions                              1,303.556         5,270,917          -             -      5,270,917
 Redemptions                                         (924.435)       (4,072,626)         -             -     (4,072,626)
                                                   ----------       -----------   --------   -----------    -----------

PARTNERS' CAPITAL, December 31, 1998                2,589.821       $13,840,543    196.580   $ 1,050,569    $14,891,112    $5,344.21
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

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 1998, 1997, AND 1996
                       ---------------------------------


1.  ORGANIZATION AND BUSINESS
    -------------------------

Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") is the general partner of the Partnership. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forwards, option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Limited Partnership Agreement.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
    ------------------------------------------

Revenue Recognition
-------------------

Commodity interests are recorded on the trade date at the transacted contract price and are valued at market or fair value.

Brokerage Commissions and Fees
------------------------------

These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open commodity interests at the end of the period are accrued.

Incentive Fee
-------------

The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits as defined by the Second Amended and Restated Limited Partnership Agreement, dated as of May 22, 1996 (the "Limited Partnership Agreement") earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC has waived its right to receive an incentive fee attributable to units held at the beginning of each month by the TIC 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

Management Fee
--------------

The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's net assets (as defined in the Limited Partnership Agreement). Effective August 1, 1995, TIC waived its right to receive a management fee attributable to units held at the beginning of each month by the TIC 401(k) Plan.

Foreign Currency Translation
----------------------------

Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of operations.

U.S. Government Securities Purchased Under Agreements to Resell
---------------------------------------------------------------

Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amounts at which the securities will be subsequently resold plus accrued interest, which approximates market value. These transactions are part of the Partnership's operating activities, and it is the policy of the Partnership to take possession or control of all underlying assets.

Due From Brokers
----------------

Due from brokers includes forward contracts pending settlement as well as cash, foreign currencies and margin balances.

U.S. Government Obligations
---------------------------

At times, the Partnership invests a varying amount of its assets in U.S. Treasury bills. These bills are held in commodity trading accounts and are used to fulfill initial margin requirements. U.S. Treasury bills are valued in the statements of financial condition at original cost plus accrued discount, which approximates the market value. At December 31, 1997, these bills had a face value of $7,500,000 (cost $7,405,486). The Partnership did not hold any U.S. Treasury bills (other than under agreements to resell) at December 31, 1998.

Net Income per Unit
--- ------ --- ----

Net income per unit is computed by dividing net income by the monthly average of units outstanding at the beginning of each month.

Subscription Receivable
-----------------------

Prospective investors are required to complete, execute and deliver a Subscription Agreement, as defined in the Limited Partnership Agreement. Subscription receivable arises when a signed Subscription Agreement has been completed, executed and delivered but payment is received by the Partnership subsequent to year-end.

Pending Partner Additions
-------------------------

Pending partner additions is comprised of cash received prior to year-end for which units were issued on January 1 of the subsequent year. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent, however, actual results could differ from these estimates.

3.  CAPITAL ACCOUNTS
    ----------------

The minimum subscription amount is $1,000 for new Limited Partners. Additional contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective month.

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

Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 15% of the Partnership's net assets. During 1998, 1997, and 1996 the Partnership received $60,264, $55,229, and $69,866 in interest income for the amounts on deposit with BPL. At December 31, 1998 and 1997, the amounts on deposit with BPL were $657,501 and $942,565 (including $82,643 in unrealized gains and $27,933 in unrealized losses) as of December 31, 1998 and 1997.

Bellwether Futures LLC ("BFL"), a Delaware limited liability company, is an affiliate of the General Partner and is qualified to do business in Illinois. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for managing the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

TIC receives incentive and management fees as compensation for acting as trading advisor (Note 2).


7. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET MARKET RISK AND CONCENTRATION OF
   -----------------------------------------------------------------------------
   CREDIT RISK
   -----------

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). This statement requires the Partnership to recognize all derivatives in the statements of financial condition at fair value with adjustments to fair value recorded through income. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999 (January 1, 2000, for entities with calendar-year fiscal years); however, early adoption is allowed. The Partnership has elected early adoption and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its commodity interests at market values or estimated fair values and including any unrealized gains and losses in income and, accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange traded and negotiated over-the-counter options and other commodity interests. These financial instruments give rise to market and credit risk in excess of the amounts recognized in the statements of financial condition. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform.

TIC takes an active role in managing and controlling the Partnership's market and credit risks and has established formal control procedures that are reviewed on an ongoing basis. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures.

In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines throughout the firm, regularly assesses and evaluates the Partnership's potential exposures to the financial markets based on analysis provided by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions.

The Partnership uses a statistical technique known as Value at Risk ("VaR") to assist the Risk Management Department in measuring its exposure to market risk related to its trading positions. The VaR model projects potential losses in the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.

Cash and due from brokers are due principally from high credit quality international financial institutions.

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. Forwards are generally settled with the counterparties two days after the trade date.

In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to ensure ample customer protection in the event of an FCM's default. The Partnership monitors the creditworthiness of its FCMs and, when deemed necessary, reduces its exposure to these FCMs. The Partnership's credit risk associated with the nonperformance of these FCMs in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCMs. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its FCMs and counterparties, including BPL, there is always a risk of nonperformance.

Generally, financial contracts can be closed out at TIC's discretion. An illiquid or closed market, however, could prevent the closeout of positions.

TIC has a formal Credit Committee, comprised of senior managers from different disciplines throughout the firm, that meets regularly to analyze the credit risk associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions are invested with or held at institutions with high credit standing. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading.

The following table summarizes the year-end assets and liabilities at December 31, 1998 and 1997, resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                   1998                          1997
                                          ------------------------     -------------------------
                                          Assets       Liabilities      Assets       Liabilities
                                         -------       -----------      ------       ------------
Exchange traded contracts:
Interest rate contracts-
   Domestic                                     $ 21            $ 3           $ 27           $  -
   Foreign                                       521              -             83             37

 Foreign exchange contracts-
   Financial futures contracts                     2              -              -              9
   Forward currency contracts                     75              -              -             30

 Equity index contracts-
   Domestic                                       27             17            106              -
   Foreign                                        24              -             57              -

Over-the-counter contracts:
 Commodity swaps                                   -              -              -             24

Non-Financial derivative instruments              61              -             63             24

                                                ----            ---           ----           ----
                                                $731            $20           $336           $124
                                                ====            ===           ====           ====

8.  YEAR 200 ISSUE  UNAUDITED
    -------------------------

Like other organizations, the Partnership could be adversely affected if the computer systems used by the Partnership and its service providers do not properly process and calculate date-related information from and after January 1, 2000 (the "Year 2000 Problem"). The Partnership is taking steps that it believes are reasonably designed to address the Year 2000 Problem with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by each of the Partnership's major service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any material adverse impact on the Partnership. The inability of the Partnership or its third party providers to timely complete all necessary procedures to address the Year 2000 Problem could have a material adverse impact on the Partnership's operations. the Partnership will continue to monitor the status of and its exposure to this issue. For the year ended December 31, 1998, the Partnership incurred no significant Year 2000 related expenses and it does not expect to incur significant Year 2000 expenses in the future.

The Partnership is in the process of establishing a contingency plan to address recovery from unavoided or unavoidable Year 2000 Problems, if any.