Form 10-Q
period 1999-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 1999-05-13
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    FOR THE QUARTER ENDED: 3/31/99         COMMISSION FILE NUMBER: 333-52543


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
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                       MARCH 31,                 DECEMBER 31,
                                                                         1999                       1998
                                                                      (UNAUDITED)                 (AUDITED)
                                                                 ----------------------     --------------------
ASSETS
------
CASH                                                                     $    2,311,672           $    3,672,689

U.S. GOVERNMENT SECURITIES PURCHASED UNDER
AGREEMENTS TO RESELL                                                         14,200,000               12,600,000

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                              2,573,593                1,281,103
 Net unrealized gain on open commodity interests                                 80,396                  711,244
                                                                 ----------------------     --------------------
     Total equity in commodity trading accounts                               2,653,989                1,992,347

                                                                 ----------------------     --------------------
     Total assets                                                        $   19,165,661           $   18,265,036
                                                                 ======================     ====================

LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
LIABILITIES:

Redemptions payable                                                      $      299,314           $      238,091
Pending partner additions                                                     1,879,413                2,989,786
Management fee payable                                                           49,786                   40,370
Incentive fee payable                                                                 -                   29,507
Accrued professional fees and other                                              84,317                   76,170
                                                                 ----------------------     --------------------

     Total liabilities                                                        2,312,830                3,373,924
                                                                 ----------------------     --------------------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 3,093.41 and
  2,589.21 outstanding at March 31, 1999 and December 31, 1998               15,845,856               13,840,543
General Partner, 196.580 units outstanding at March 31, 1999 and
  December 31, 1998                                                           1,006,975                1,050,569
                                                                 ----------------------     --------------------

     Total partners' capital                                                 16,852,831               14,891,112
                                                                 ----------------------     --------------------

     Total liabilities and partners' capital                             $   19,165,661           $   18,265,036
                                                                 ======================     ====================

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                  (UNAUDITED)


                                                         MARCH 31, 1999        MARCH 31, 1998
                                                       ------------------    -----------------
REVENUES:

Net realized trading gains(losses)                        $     (118,563)       $     710,311
Change in net unrealized trading gains(losses)                  (627,732)              73,776
Interest income                                                  197,860              161,734
                                                       ------------------    -----------------

        Total revenues                                          (548,435)             945,821
                                                       ------------------    -----------------

EXPENSES:

Brokerage commissions and fees                                    78,813               67,504
Incentive fee                                                          -               66,614
Management fee                                                    73,931               62,271
Professional fees and other                                       27,574               23,947
                                                       ------------------    -----------------

        Total expenses                                           180,318              220,336
                                                       ------------------    -----------------

        Net income(loss)                                  $     (728,753)       $     725,485
                                                       ==================    =================

        Limited Partners' Net income(loss)                      (685,159)             684,782

        General Partners' Net income(loss)                       (43,594)              40,703
                                                       ------------------    -----------------

                                                          $     (728,753)       $     725,485
                                                       ==================    =================

        Changes in Net Asset Value per Unit               $      (221.70)       $      207.05
                                                       ==================    =================

        Net income(loss) per Unit (Note 2)                $      (217.66)       $      211.59
                                                       ==================    =================

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
   FOR THE PERIOD ENDED MARCH 31, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

                                               LIMITED PARTNERS             GENERAL PARTNER        TOTAL       NET ASSET VALUE
                                       -------------------------------  ---------------------
                                            UNITS           CAPITAL       UNITS      CAPITAL       CAPITAL         PER UNIT
                                       -------------     -------------  ----------  ----------  ------------   ---------------
Partners' Capital, January 1, 1998        2,186.284       $ 8,712,315    196.580    $  783,372   $ 9,495,687      $3,984.99
                                       -------------     -------------  ----------  ----------   -----------    ==============

  Net income                                     --         3,929,937         --       267,197     4,197,134
  TIC 401(k) Plan unit adjustment (a)        24.416                --         --            --            --
  Capital Contributions                   1,303.556         5,270,917         --            --     5,270,917
  Redemptions                              (924.435)       (4,072,626)        --            --    (4,072,626)
                                       -------------     -------------  ----------  ----------   -----------

Partners' Capital, December 31, 1998 (b)  2,589.821        13,840,543    196.580     1,050,569    14,891,112     $ 5,344.21
                                        ------------     -------------  ---------   ----------   -----------    ==============
  Net loss                                       --          (685,159)        --       (43,594)     (728,753)
  TIC 401(k) Plan unit adjustment (a)         2.580                --         --            --            --
  Capital Contributions                     559.444         2,989,786         --            --     2,989,786
  Redemptions                               (58.432)         (299,314)        --            --      (299,314)
                                       -------------     -------------  ----------  ----------   -----------

Partners' Capital, March 31, 1999 (b)     3,093.413       $15,845,856    196.580    $1,006,975   $16,852,831      $ 5,122.45
                                       =============     =============  ==========  ==========   ===========    ==============


(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units


       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                MARCH 31, 1999
                                  (UNAUDITED)

   (1)  ORGANIZATION
        ------------

        Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") was the general partner for the Partnership during the quarter ended March 31, 1999 and owned approximately 197 units of general partnership interest. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

        The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forwards, option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Limited Partnership Agreement dated as of May 22, 1996 the ("Limited Partnership Agreement").

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

        REVENUE RECOGNITION
        -------------------

        Commodity interests are recorded on the trade date at the transacted contract price and valued at market or fair value.

        BROKERAGE COMMISSIONS AND FEES
        ------------------------------

        These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution of commodity interests trades. Commissions and fees associated with open commodity interests at the end of the period are accrued.

        INCENTIVE FEE
        -------------

        The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership. Effective August 1, 1995, TIC waived its right to receive an incentive fee attributable to units held by the TIC 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

        MANAGEMENT FEE
        --------------

        The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's Net Asset (as defined in the Limited Partnership Agreement). Effective August 1, 1995, TIC waived its right to receive a management fee attributable to units held by the TIC 401(k) Plan.

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

        DUE FROM BROKERS
        ----------------

        Due from brokers includes cash, foreign currencies, forward contracts pending settlement, and margin balances.

        PENDING PARTNER ADDITIONS
        -------------------------

        Pending partner additions is comprised of cash received prior to the last day of the quarter for which units were issued on the first day of the subsequent quarter. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

        NET INCOME(LOSS) PER UNIT
        -------------------------

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

   (7)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF
        ----------------------------------------------------------------------
        CREDIT RISK
        -----------

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

        In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange traded and negotiated over-the-counter options and the other commodity interests. These financial instruments give rise to market and credit risk in excess of the amounts recognized in the statements of financial condition. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform.

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

        The Partnership uses a statistical technique known as Value at Risk ("VaR") to assist the Risk Management Department in measuring its exposure to market risk related to its trading positions. The VaR model projects potential losses in the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and one standard deviation level. These figures can be scaled-up to indicate risk exposure at the 95% or 99% confidence level.

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

The following table summarizes the March 31, 1999 and December 31, 1998 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                   March 31, 1999      December 31, 1998
                                               ---------------------  --------------------
                                                Assets  Liabilities    Assets Liabilities
                                               -------  ------------  ------- ------------
          Exchange Traded Contracts:
              Interest Rate Contracts-
                   Domestic                       $  4         $  5       $ 27       $   -
                   Foreign                           2            2         83          37

              Foreign Exchange Contracts-
                   Financing Futures Contracts       -           15          -           9
                   Forward Currency Contracts      123            -          -          30

              Equity Index Futures-
                   Domestic                          3            2        106           -
                   Foreign                           4           25         57           -

          Over-the-Counter Contracts:
                   Commodity Swaps                  61            -          -          24


          Non-Financial Derivative Instruments      14           82         63          24
                                                ------       ------      -----        ----
                         Total                    $211         $131       $336       $ 124
                                                ======       ======      =====        ====

   ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
   -------  -------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $2,989,786 and redemptions of $299,314 during the quarter ended March 31, 1999 (the "Current Quarter"). From its inception through April 1, 1999, the Partnership received total Limited Partner subscriptions and contributions of $25,179,038 and had total withdrawals of $18,124,568. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of March 31, 1999 was approximately $1,007,000 representing approximately 6% of the Partnership's equity. At April 1, 1999, the Partnership had a total of 114 Limited Partners.

     As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 1999 of $2,368,240. The TIC 401(k) Plan's equity in the Partnership as of April 1, 1999 was approximately $3,335,000 representing approximately 17.8% of the Partnership's equity or approximately 20.2% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collaterlized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. As of March 31, 1999 and December 31, 1998, U.S. Government Securities purchased under agreements to resell maturing April 1, 1999 and January 4, 1999, represented approximately 74% and 69% of the total assets of the Partnership. The percentage that U.S. Government Securities purchased under agreements to resell bear to the total assets varies daily, as the market value of commodity interest contracts changes, as Government Securities are resold, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $197,860, compared to $161,734 during the quarter ended March 31, 1998. This increase was due to an increase in the Partnership's assets.

     Cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 12% and 20% of the Partnership's assets as of March 31, 1999 and December 31, 1998. The cash and U.S. Government Securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short-term and long-term basis.

     Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most commodity exchanges limit fluctuations in certain commodity contract prices during a single day by regulations referred to as a "daily price fluctuation limit" or "daily limits". Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract or a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in such contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity positions.

(2)  CAPITAL RESOURCES
     -----------------

     The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of Units in the future will impact the amount of funds available for investments in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership is adjusted.

     The Partnership is currently open to new investments, which can be made quarterly. Such investments are limited to employees of TIC and its principals or its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares Net Asset Value per Unit as of March 31, 1999 and 1998:


                                        Net Asset Value per             Increase (Decrease) During
                                               Unit                               Quarter
                                    -------------------------      ---------------------------------
                                                                            $                 %
                                                                   ---------------------------------
           March 31, 1999                         $5,122.45              $(221.76)         (4.15%)
           March 31, 1998                         $4,192.04              $ 207.05           5.20%

     Net trading gains and losses includes realized and unrealized trading gains, losses and commissions from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of net trading gains and losses, for the three months ended March 31, 1999 and 1998.

                                                     Three Months Ended
                                                   March 31,    March 31,
                                                     1999         1998
                                                   ---------    ---------
     Exchange Traded Contracts:

     Interest Rate Futures and Options Contracts-
         Domestic                                   $   24      $  386
         Foreign                                      (343)        (89)

     Foreign Exchange Contracts-                      (556)       (394)

     Equity Index Futures-
         Domestic                                     (195)        169
         Foreign                                      (605)        117

     Over-the-Counter Contracts:

         Forward Currency Contracts                    722         516
         Commodity Swaps                                99         (82)
         Equity Index Swaps                            (60)        (84)

     Non-Financial Derivative Instruments               89         172
                                                   ---------    --------
             Total                                  $ (825)     $  711
                                                   =========    ========

     Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gains and losses as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of net trading gains and losses.

                                                                       Three Months Ended,
                                                           ----------------------------------------
                                                              March 31, 1999       March 31, 1998
                                                              --------------       --------------
     Net trading gains and losses as a % of Net Assets                 (4.7)%                5.3%
     Brokerage Commissions & Fees as a % of Net Assets                  0.5%                 0.5%
     Incentive Fees as a % of net trading gains and losses              0.0%                 9.3%

     Trading losses of approximately $928,000 must be recovered before new incentive fees are earned.

     In general, commission rates have remained stable. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended March 31, 1998.

     Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

(4)  RISK MANAGEMENT.
     ---------------

        In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange traded and negotiated over-the-counter options and the other commodity interests. These financial instruments give rise to market and credit risk in excess of the amounts recognized in the statements of financial condition. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform.

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

        The Partnership uses a statistical technique known as Value at Risk ("VaR") to assist the Risk Management Department in measuring its exposure to market risk related to its trading positions. The VaR model projects potential losses in the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and one standard deviation level. These figures can be scaled-up to indicate risk exposure at the 95% or 99% confidence level.

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

     The following table illustrates the VaR for each component of market risk as of March 31, 1999. The dollar values represent the VaR scaled up to a 95% confidence level.


      Risk Factors
      ------------                                                  VaR
                                                              (95% Confidence)
                                                            --------------------
        Interest rate futures and option contracts-
                Domestic                                                $ 73,590
                Foreign                                                  118,800

        Foreign exchange contracts                                       110,055

        Equity index futures-
                Domestic                                                  69,135
                Foreign                                                  129,855

        Non-Financial Derivative instruments                              73,095
                                                                        --------
                                                                        $574,530
                                                                        ========

(5)  YEAR 2000 ISSUE
     ---------------

     Like other organizations, the Partnership could be adversely affected if the computer systems used by the Partnership and its service providers do not properly process and calculate date-related information from and after January 1, 2000 (the "Year 2000 Problem"). The Partnership is taking steps that it believes are reasonably designed to address the Year 2000 Problem with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by each of the Partnership's major service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any material impact on the Partnership. The inability of the Partnership or its third-party providers to timely complete all necessary procedures to address the Year 2000 Problem could have a material adverse impact on the Partnership's operations. The Partnership will continue to monitor the status of and its exposure to this issue. All expenses related to the Year 2000 Problem will be borne by the trading advisor. As such, the Partnership does not expect to incur Year 2000 expenses.

     The Partnership is in the process of establishing a contingency plan to address recovery from unavoided and unavoidable Year 2000 problems, if any.

                          PART II - OTHER INFORMATION


     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 33-52543). Of the 20,000 Units that have been registered, 9,808.841 Units having an aggregate value of $25,179,038 have been sold through April 1, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




    TUDOR FUND FOR EMPLOYEES L.P.

     By:  Second Management LLC,
          General Partner



     By:  /s/ Mark F. Dalton
          -----------------------------------
          Mark F. Dalton,
          President of the General Partner


    By:   /s/ Mark Pickard
          -----------------------------------
          Mark Pickard,
          Managing Director and
          Chief Financial Officer of the
          General Partner



May 13, 1999