Form 10-Q
period 1999-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 1999-08-13
CIK 861895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTER ENDED: 6/30/99          COMMISSION FILE NUMBER: 333-52543
                         -------                                  ---------

                         TUDOR FUND FOR EMPLOYEES L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Delaware                                       13-3543779
--------------------------------------------------------------------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                    Identification No.)


    600 Steamboat Road, Greenwich, Connecticut                06830
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
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30,           DECEMBER 31,
                                                                         1999                1998
                                                                      (UNAUDITED)          (AUDITED)
                                                                     -------------        ------------
                        ASSETS
                        ------
CASH                                                                   $   802,943        $ 3,672,689

U.S. GOVERNMENT SECURITIES PURCHASED UNDER
AGREEMENTS TO RESELL                                                    15,800,000         12,600,000

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                         1,607,375          1,281,103
 Net unrealized gain on open commodity interests                            45,773            711,244
                                                                       -----------        -----------
  Total equity in commodity trading accounts                             1,653,148          1,992,347

 SUBSCRIPTION RECEIVABLE                                                   118,515                  -
                                                                       -----------        -----------
     Total assets                                                      $18,374,606        $18,265,036
                                                                       ===========        ===========

       LIABILITIES AND PARTNERS' CAPITAL
       ---------------------------------

LIABILITIES:

Redemptions payable                                                    $ 1,799,946        $   238,091
Pending partner additions                                                  428,959          2,989,786
Incentive fee payable                                                            -             29,507
Management fee payable                                                      24,475             40,370
Accrued professional fees and other                                         69,112             76,170
                                                                       -----------        -----------
     Total liabilities                                                   2,322,492          3,373,924
                                                                       -----------        -----------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 3,094.54 and
 2,589.21 outstanding at June 30, 1999 and December 31, 1998            15,093,311         13,840,543
General Partner, 196.58 units outstanding at June 30, 1999 and
 December 31, 1998                                                         958,803          1,050,569
                                                                       -----------        -----------

     Total partners' capital                                            16,052,114         14,891,112
                                                                       -----------        -----------

     Total liabilities and partners' capital                           $18,374,606        $18,265,036
                                                                       ===========        ===========

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30,1999 AND 1998
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                       1999               1998            1999              1998
                                                    ----------         ----------      -----------       ----------
REVENUES:
Net realized trading gain (loss)                    $ (909,294)        $ (682,478)     $(1,027,857)      $   27,833
Change in net unrealized trading gain (loss)           (36,628)            82,331         (664,360)         156,107
Interest income                                        209,017            160,650          406,876          322,384
                                                    ----------         ----------      -----------       ----------

Total revenues                                        (736,905)          (439,497)      (1,285,341)         506,324
                                                    ----------         ----------      -----------       ----------

EXPENSES:

Brokerage commissions and fees                          41,550             39,299          120,362          106,803
Incentive fee                                                -                  -                -           66,614
Management fee                                          74,385             58,143          148,316          120,414
Professional fees and other                             27,342             22,336           54,916           46,283
                                                    ----------         ----------      -----------       ----------

Total expenses                                         143,277            119,778          323,594          340,114
                                                    ----------         ----------      -----------       ----------

Net income (loss)                                   $ (880,182)        $ (559,275)     $(1,608,935)      $  166,210
                                                    ==========         ==========      ===========       ==========

Limited Partners' Net Income (Loss)                   (832,011)          (526,177)      (1,517,169)         158,605

General Partners' Net Income (Loss)                    (48,171)           (33,098)         (91,766)           7,605
                                                    ----------         ----------      -----------       ----------

                                                    $ (880,182)        $ (559,275)     $(1,608,935)      $  166,210
                                                    ==========         ==========      ===========       ==========

Change in Net Asset Value Per Unit                  $  (244.85)        $  (168.36)     $   (466.81)      $    38.69
                                                    ==========         ==========      ===========       ==========

Net income (loss) Per Unit (Note 2)                 $  (240.55)        $  (165.41)     $   (459.22)      $    48.82
                                                    ==========         ==========      ===========       ==========

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD ENDED JUNE 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998


                                                 Partners Limited             General Partner            Total     Net Asset Value
                                           ---------------------------    ------------------------
                                              Units          Capital        Units        Capital        Capital        Per Unit
                                           -----------     -----------    ---------     ----------    -----------  ---------------
Partners' Capital, January 1, 1998           2,186.284     $ 8,712,315     196.580      $  783,372    $ 9,495,687     $ 3,984.99
                                           -----------     -----------    --------      ----------    -----------

  Net income                                        --       3,929,937          --         267,197      4,197,134
  TIC 401(k) Plan unit adjustment (a)           24.416              --          --              --             --
  Capital Contributions                      1,303.556       5,270,917          --              --      5,270,917
  Redemptions                                 (924.435)     (4,072,626)         --              --     (4,072,626)
                                           -----------     -----------    --------      ----------    -----------

Partners' Capital, December 31, 1998 (b)     2,589.821      13,840,543     196.580       1,050,569     14,891,112     $ 5,344.21
                                           -----------     -----------    --------      ----------    -----------

  Net income                                        --      (1,517,169)         --         (91,766)    (1,608,935)
  TIC 401(k) Plan unit adjustment (a)            5.846              --          --              --             --
  Capital Contributions                        927.292       4,869,198          --              --      4,869,198
  Redemptions                                  (428.42)     (2,099,261)         --              --     (2,099,261)
                                           -----------     -----------    --------      ----------    -----------

Partners' Capital, June 30, 1999 (b)         3,094.539     $15,093,311     196.580      $  958,803    $16,052,114     $ 4,877.40
                                           ===========     ===========    ========      ==========    ===========

(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units

       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 1999
                                  (UNAUDITED)

(1)  ORGANIZATION
     ------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") was the general partner for the Partnership during the quarter ended June 30, 1999 and owned approximately 197 units of general partnership interest. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC or its affiliates.

     The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forwards, option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in Second Amended and Restated Limited Partnership Agreement dated as of May 22, 1996 (the "Limited Partnership Agreement").

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

     U.S. GOVERNMENT SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
     ---------------------------------------------------------------

     Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amounts at which the securities will be subsequently resold plus accrued interest, which approximates market value. These transactions are part of the Partnership's operating activities, and it is the policy of the Partnership to take possession or control of all underlying assets and to use such assets as collateral in connection with its trading.

     DUE FROM BROKERS
     ----------------

     Due from brokers includes cash, foreign currencies, forward contracts pending settlement, and margin balances.

     PENDING PARTNER ADDITIONS
     -------------------------

     Pending partner additions is comprised of cash received prior to the last day of the quarter for which units were issued on the first day of the subsequent quarter. Pending partner additions do not participate in the earnings of the Partnership until the related units are issued.

     NET INCOME PER UNIT
     -------------------

     Net income per unit is computed by dividing net income by the average number of units outstanding at the beginning of each month during the relevant report period.

(3)  CAPITAL ACCOUNTS
     ----------------

     The minimum subscription amount is $1,000 for new Limited Partners. Additional contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective month.

     Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units. The Partnership's net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value.

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

     Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 5% of the Partnership's net assets.

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

The following table summarizes the quarter-end assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                            June 30, 1999         December 31, 1998
                                                       ---------------------    ---------------------
                                                       Assets    Liabilities    Assets    Liabilities
                                                       ------    -----------    ------    -----------
     Exchange Traded Contracts:
          Interest Rate Contracts-
               Domestic                                 $ -          $ -         $ 27         $ -
               Foreign                                   171           71          83           37

          Foreign Exchange Contracts-
               Financing Futures Contracts                -             3          -             9
               Forward Currency Contracts                 -           164          -            30

          Equity Index Futures-
               Domestic                                   -            -          106           -
               Foreign                                    7            -           57           -

     Over-the-Counter Contracts:
               Forward Currency Contracts                136           -           -            -
               Commodity Swaps                            -            63          -            24
               Equity Index Swaps                         -            28          -            -

     Non-Financial derivative instruments                 61           -           63           24
                                                        ----         ----        ----         ----
                    Total                               $375         $329        $336         $124
                                                        ====         ====        ====         ====

          (8)  YEAR 2000 ISSUE
               ---------------

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

          The Partnership is in the process of establishing a contingency plan to address recovery from unavoided and unavoidable Year 2000 problems, if any.

ITEM 2.   MANAGEMENT DISCUSSION AND ANALYSIS OF
-------   -------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $1,879,413 and redemptions of $1,799,946 during the quarter ended June 30, 1999 (the "Current Quarter"). From its inception through July 1, 1999, the Partnership received total Limited Partner contributions of $25,607,996 and had total withdrawals of $19,924,514. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of June 30, 1999 was approximately $958,800 representing 6% of the Partnership's equity. At July 1, 1999, the Partnership had a total of 111 Limited Partners.

     As specified in the Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 1999 of $2,487,199. The TIC 401(k) Plan's equity in the Partnership as of July 1, 1999 was approximately $2,755,000 representing approximately 17.2% of the Partnership's equity or approximately 19.3% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collaterlized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. As of June 30, 1999 and December 31, 1998, U.S. Government Securities purchased under agreements to resell maturing July 1, 1999 and January 4, 1998 represented approximately 86% and 69% of the total assets of the Partnership. To the extent necessary, such U.S. Government Securities are used by the Partnership as collateral in connection with its trading activities.The percentage that U.S. Government Securities purchased under agreements to resell bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government Securities are resold, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $209,017, compared to $160,650 during the quarter ended June 30, 1998. This increase was due to an increase in the Partnership's assets.

     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 4% and 20% of the Partnership's assets as of June 30, 1999 and December 31, 1998. The cash and U.S. Government Securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short-term and long-term basis.

     Since futures contract trading generates a significant percentage of the Partnership's income, any restriction or limit on that trading may render the Partnership's investment in futures contracts illiquid. Most commodity exchanges limit fluctuations in certain commodity contract prices during a single day by regulations referred to as a "daily price fluctuation limit" or "daily limits." Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract or a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in such contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity positions.

(2)  CAPITAL RESOURCES
     -----------------

     The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of units in the future will impact the amount of funds available for investments in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership is adjusted.

     The Partnership is currently open to new investments, which can be made quarterly. Such investments are limited to employees of TIC or its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares net asset value per unit for the three and six months ended June 30, 1999 and 1998:

                               Net Asset Value per         Three Months Ended            Six Months Ended
                                      Unit                       June 30                     June 30
                              ---------------------    -------------------------     ------------------------
                                                            $             %              $             %
                                                       -------------------------     ------------------------
       June 30, 1999                $4,877.40           $( 245.05)     (4.78%)        $(466.81)     (8.73)%
       June 30, 1998                $4,023.60           $( 168.37)     (4.02%)        $  38.69        .97%

     Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of operations.

       The following table summarizes the components (in thousands) of Net Trading Gains, for the three and six months ended June 30, 1999 and 1998.

                                                         Three Months Ended             Six Months Ended
                                                              June 30,                       June 30,
                                                       -----------------------       -----------------------
                                                         1999           1998           1999           1998
                                                       --------       --------       --------       --------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
    Domestic                                           $  (390)       $  (457)       $  (366)       $   (71)
    Foreign                                                226            130           (117)            41

Foreign Exchange Contracts                                (326)           191           (883)          (198)

Equity Index Futures-
    Domestic                                              (431)           (59)          (624)           109
    Foreign                                                (63)          (125)          (669)            (8)

Over-the-Counter Contracts:

    Forward Currency Contracts                             136              5            858            521
    Commodity Swaps                                       (216)          (134)          (118)          (216)
    Equity Index Swaps                                     (28)           (67)           (88)          (151)

Non-Derivative Financial Instruments                       105           (123)           194             50
                                                       --------       --------       --------       --------
         Total                                         $  (987)       $  (639)       $(1,813)       $    77
                                                       ========       ========       ========       ========

       Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of Net Trading Gains.

                                                                   Three Months Ended,            Six Months Ended,
                                                                 -----------------------       -----------------------
                                                                 June 30,       June 30,       June 30,       June 30,
                                                                 --------       --------       --------       --------
                                                                   1999           1998           1999            1998
                                                                   ----           ----           ----            ----
    Net trading gains and losses as a % of Net Assets              (5.7)%         (4.9)%        (10.4)%          0.6%
    Brokerage Commissions & Fees as a % of Net Assets               0.3%           0.3%           0.7%           0.8%
    Incentive Fees as a % of Net Trading Gains                      0.0%           0.0%           0.0%          86.36%

       In general, commission rates have remained stable during the past three years. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended June 30, 1998. Trading losses incurred during the second quarter of 1998 resulted in higher incentive fees as a percentage of Net Trading Gains for the first six months of 1988. Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

(4)  RISK MANAGEMENT.
     ---------------

        In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange traded and negotiated over-the-counter options and the other commodity interests. These financial instruments give rise to market and credit risk in excess of the amounts recognized in the statements of financial condition. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments if its counterparties fail to perform.

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

        The following table illustrates the VaR for each component of market risk as of June 30, 1999. The dollar values represent the VaR assuming a one standard deviation move in each of the financial instruments indicated.

                                                                        VaR
     Risk Factors                                            1 Standard Deviation
     ------------                                                (95% Confidence)

                                                            ---------------------------
        Interest rate futures and option contracts-
           Domestic                                                 $       -
           Foreign                                                      132,495

        Foreign Exchange Contracts                                       65,010

        Equity index futures-
           Domestic                                                         -
           Foreign                                                       37,950

        Non-derivative financial instruments                             38,610
                                                                    -----------
                                                                    $   274,065

                          PART II - OTHER INFORMATION


     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 9,896.789 Units having an aggregate value of $25,607,996 have been sold through July 1, 1999.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




     TUDOR FUND FOR EMPLOYEES L.P.

       By:  Second Management LLC,
            General Partner



       By:  /s/ Mark F. Dalton
            ----------------------------------
            Mark F. Dalton,
            President of the General Partner


       By:  /s/ Mark Pickard
            ----------------------------------
            Mark Pickard,
            Managing Director and
            Chief Financial Officer of the
            General Partner



August 12, 1999