Form 10-Q
period 1999-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 1999-11-12
CIK 861895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


   FOR THE QUARTER ENDED:  9/30/99         COMMISSION FILE NUMBER:  333-52543
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

                               X    YES  ___  NO
                              ---

                        PART 1 - FINANCIAL INFORMATION
                        Item 1. - Financial Statements
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                   SEPTEMBER 30,               DECEMBER 31,
                                                                       1999                       1998
                                                                    (UNAUDITED)                 (AUDITED)
                                                                   -------------              -------------
                    ASSETS
                    ------
CASH                                                                 $   980,121                $ 3,672,689

U.S. GOVERNMENT SECURITIES PURCHASED UNDER
AGREEMENTS TO RESELL                                                  13,600,000                 12,600,000

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                       2,795,664                  1,281,103
 Net unrealized gain on open commodity interests                         323,581                    711,244
                                                                   -------------              -------------
  Total equity in commodity trading accounts                           3,119,245                  1,992,347

 SUBSCRIPTION RECEIVABLE                                                  20,000                          -
                                                                   -------------              -------------
     Total assets                                                    $17,719,366                $18,265,036
                                                                   =============              =============

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------

LIABILITIES:

Redemptions payable                                                  $   591,932                $   238,091
Pending partner additions                                                191,609                  2,989,786
Incentive fee payable                                                          -                     29,507
Management fee payable                                                    47,949                     40,370
Accrued professional fees and other                                       64,930                     76,170
                                                                   -------------              -------------
     Total liabilities                                                   896,420                  3,373,924
                                                                   -------------              -------------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 3,070.488 and
 2,589.821 outstanding at September 30, 1999 and December 31,
  1998                                                                15,810,703                 13,840,543

General Partner, 196.580 units outstanding at September 30,
 1999 and December 31, 1998                                            1,012,243                  1,050,569
                                                                   -------------              -------------
                                                                      16,822,946                 14,891,112
     Total partners' capital                                       -------------              -------------
                                                                     $17,719,366                $18,265,036
     Total liabilities and partners' capital                       =============              =============


       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 1999 AND 1998
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                          SEPTEMBER 30,                      SEPTEMBER 30,
                                                        1999            1998                  1999          1998
                                                     ----------     -----------            ---------     ----------
REVENUES:
Net realized trading gain (loss)                     $  570,007     $ 3,450,741            $(457,850)    $3,478,574
Change in net unrealized trading gain (loss)            296,900         407,386             (367,460)       563,493
Interest income                                         210,407         159,392              617,283        481,776
                                                     ----------     -----------            ---------     ----------
Total revenues                                        1,077,314       4,017,519             (208,027)     4,523,843
                                                     ----------     -----------            ---------     ----------

EXPENSES:

Brokerage commissions and fees                           44,555          55,495              164,917        162,298
Incentive fee                                                 -         305,948                    -        372,562
Management fee                                           71,434          59,027              219,750        179,441
Professional fees and other                              27,520          23,847               82,436         70,130
                                                     ----------     -----------            ---------     ----------
Total expenses                                          143,509         444,317              467,103        784,431
                                                     ----------     -----------            ---------     ----------
Net income (loss)                                    $  933,805     $ 3,573,202            $(675,130)    $3,739,412
                                                     ==========     ===========            =========     ==========
Limited Partners' Net Income (Loss)                     880,365       3,344,040             (636,804)     3,502,645

General Partner's Net Income (Loss)                      53,440         229,162              (38,326)       236,767
                                                     ----------     -----------            ---------     ----------
                                                     $  933,805     $ 3,573,202            $(675,130)    $3,739,412
                                                     ==========     ===========            =========     ==========
Change in Net Asset Value Per Unit                   $   271.85     $  1,165.74            $ (194.96)    $ 1,204.43
                                                     ==========     ===========            =========     ==========
Net income (loss) Per Unit (Note 2)                  $   276.19     $  1,187.88            $ (194.97)    $ 1,142.64
                                                     ==========     ===========            =========     ==========

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
 FOR THE PERIOD ENDED SEPTEMBER 30, 1999 AND THE YEAR ENDED DECEMBER 31, 1998

                                               Limited Partners                General Partner            Total      Net Asset Value
                                           ----------------------------   --------------------------
                                             Units         Capital          Units         Capital         Capital       Per Unit
                                           ---------       ------------   ---------      -----------   -----------   ---------------

Partners' Capital, January 1, 1998         2,186.284        $ 8,712,315     196.580       $  783,372   $ 9,495,687        $ 3,984.99
                                           ---------       ------------   ---------      -----------   -----------

  Net income                                      --          3,929,937          --          267,197     4,197,134
  TIC 401(k) Plan unit adjustment (a)         24.416                 --          --               --            --
  Capital Contributions                    1,303.556          5,270,917          --               --     5,270,917
  Redemptions                               (924.435)        (4,072,626)         --               --    (4,072,626)
                                           ---------       ------------   ---------      -----------   -----------
Partners' Capital, December 31, 1998 (b)   2,589.821         13,840,543     196.580        1,050,569    14,891,112        $ 5,344.21
                                           ---------       ------------   ---------      -----------   -----------

  Net loss                                        --           (636,804)         --          (38,326)     (675,130)
  TIC 401(k) Plan unit adjustment (a)          9.754                 --          --               --            --
  Capital Contributions                    1,014.288          5,298,157          --               --     5,298,157
  Redemptions                               (543.375)        (2,691,193)         --               --    (2,691,193)
                                           ---------       ------------   ---------      -----------   -----------
Partners' Capital, September 30, 1999 (b)  3,070.488        $15,810,703     196.580       $1,012,243   $16,822,946        $ 5,149.25
                                           =========       ============   =========      ===========   ===========

(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units


       The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1999
                                  (UNAUDITED)

     (1)  ORGANIZATION
          ------------

          Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") was the general partner for the Partnership during the quarter ended September 30, 1999 and owned approximately 197 units of general partnership interest. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC or its affiliates.

          The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forwards, option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in Second Amended and Restated Limited Partnership Agreement dated as of May 22, 1996 ("the Limited Partnership Agreement").

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

          U.S. GOVERNMENT SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
          ---------------------------------------------------------------

          Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amounts at which the securities will be subsequently resold plus accrued interest, which approximates market value. These transactions are part of the Partnership's operating activities, and it is the policy of the Partnership to take possession or control of all underlying assets and to use such assets as collateral in connection with its trading activities.

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

          NET INCOME PER UNIT
          -------------------

          Net income per unit is computed by dividing net income by the average number of units outstanding at the beginning of each month during the relevant reporting period.

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

          Due from brokers are due principally from, and cash is principally held at, high credit quality international financial institutions.

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

AAA
The following table summarizes the quarter-end assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                  September 30, 1999                December 31, 1998
                                               ---------------------------     --------------------------
                                                  Assets       Liabilities        Assets      Liabilities
                                                  ------       -----------        ------      -----------
     Exchange Traded Contracts:
     Interest Rate Contracts-
                Domestic                          $  -           $  8             $ 21         $   3
                Foreign                             53              -              521             -

     Foreign Exchange Contracts-
                Financing Futures Contracts        139              -                2             -
                Forward Currency Contracts           -            168               75             -

     Equity Index Futures-
                Domestic                            39             17               27            17
                Foreign                             56              1               24             -

     Over-the-Counter Contracts:
                Forward Currency Contracts           -              -                -             -
                Commodity Swaps                    126              -                -             -
                Equity Index Swaps                   -              -                -             -

     Non-Financial derivative instruments          110              6               61             -
                                                  ----           ----             ----         -----
                        Total                     $523           $200             $731         $  20
                                                  ====           ====             ====         =====

     (8)  YEAR 2000 ISSUE

     Like other organizations, the Partnership could be adversely affected if the computer systems used by the Partnership and its service providers do not properly process and calculate date-related information from and after January 1, 2000 (the "Year 2000 Problem"). The Partnership is taking or "has taken" steps that it believes are reasonably designed to address the Year 2000 Problem with respect to the computer systems that it uses and to obtain satisfactory assurances that comparable steps are being taken by each of the Partnership's major service providers. At this time, however, there can be no assurance that these steps will be sufficient to avoid any material adverse impact on the Partnership. The inability of the Partnership or its third-party providers to timely complete all necessary procedures to address the Year 2000 Problem could have a material adverse impact on the Partnership's operations. The Partnership will continue to monitor the status of and its exposure to this issue.

          All expenses related to the Year 2000 problem will be borne by the trading advisor. As such, the partnership does not expect to incur Year 2000 expenses.

          The Partnership has established a contingency plan to address recovery from unavoided and unavoidable Year 2000 problems, if any.

     ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
     -------  -------------------------------------
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS
              ---------------------------------------------

          The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $428,959 and redemptions of $591,932 during the quarter ended September 30, 1999 (the "Current Quarter"). From its inception through October 1, 1999, the Partnership received total Limited Partner contributions of $25,799,606 and had total withdrawals of $20,516,446. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of September 30, 1999 was approximately $1,012,000 representing 6% of the Partnership's equity. At October 1, 1999, the Partnership had a total of 109 Limited Partners.

          As specified in the Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 1999 of $2,560,808. The TIC 401(k) Plan's equity in the Partnership as of October 1, 1999 was approximately $3,029,000 representing approximately 17.8% of the Partnership's equity or approximately 19.6% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

     (1)  LIQUIDITY
          ---------

          The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collaterlized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. As of September 30, 1999 and December 31, 1998, U.S. Government Securities purchased under agreements to resell maturing October 1, 1999 and January 4, 1998 represented approximately 77% and 69% of the total assets of the Partnership. To the extent necessary, such U.S. Government securities are used by the Partnership as collateral in connection with it's trading activities. The percentage that U.S. Government Securities purchased under agreements to resell bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government Securities are resold, and as the Partnership sells or redeems units.

          Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $210,407, compared to $159,392 during the quarter ended September 30, 1998. This increase was due to an increase in the Partnership's assets.

          In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 6% and 20% of the Partnership's assets as of September 30, 1999 and December 31, 1998. The cash and U.S. Government Securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short-term and long-term basis.

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

     (3)  RESULTS OF OPERATIONS
          ---------------------

           The following table compares net asset value per unit for the three and nine months ended September 30, 1999 and 1998:

                       Net Asset            Three Months Ended                Nine Months Ended
                    Value per Unit             September 30                      September 30
                    --------------       -------------------------      -----------------------------
                                             $                %                    $             %
                                         -------------------------      -----------------------------
Sept. 30, 1999       $5,149.25              $  271.85        5.57%           $ (194.96)       (3.65)%
Sept. 30, 1998       $5,189.42              $1,165.74       28.98%           $1,204.43         30.22%

     Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of operations.

     The following table summarizes the components (in thousands) of Net Trading Gains, for the three and nine months ended September 30, 1999 and 1998.

                                                            Three Months Ended                      Nine Months Ended
                                                              September 30,                           September 30,
                                                   ---------------------------------     -------------------------------------
                                                         1999                1998               1999                 1998
                                                   --------------      -------------     ---------------      ----------------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                                  $ 146             $1,180             $  (221)               $1,109
  Foreign                                                     221                931                 104                   973

Foreign Exchange Contracts                                   (442)               688              (1,323)                  490

Equity Index Futures-
  Domestic                                                    (14)               142                (637)                  251
  Foreign                                                     305                714                (364)                  706

Over-the-Counter Contracts:

  Forward Currency Contracts                                   26                  -                 884                   521
  Commodity Swaps                                             182               (134)                 63                  (350)
  Equity Index Swaps                                          (10)               387                 (98)                  236

Non-Derivative Financial Instruments                          408               (105)                602                   (56)
                                                   --------------      -------------     ---------------      ----------------
   Total                                                    $ 822             $3,803             $  (990)               $3,880
                                                   ==============      =============     ===============      ================

     Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of Net Trading Gains.

                                                        Three Months Ended,                Nine Months Ended,
                                                    ---------------------------        ----------------------------
                                                      Sept. 30,       Sept. 30,         Sept. 30,         Sept. 30,
                                                      ---------       ---------         ---------         ---------
                                                         1999            1998             1999               1998
                                                         ----            ----             ----               ----
Net Trading Gains as a % of Net Assets                    4.8%         28.01%            (5.7)%            28.99%
Brokerage Commissions & Fees as a % of Net Assets         0.4%           0.4%              1.0%              1.2%
Incentive Fees as a % of Net Trading Gains                0.0%          8.05%              0.0%              9.6%

     In general, commission rates have remained stable during the past three years. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended September 30, 1998. Trading losses incurred during the second quarter of 1998 resulted in higher incentive fees as a percentage of Net Trading Gains for the first nine months of 1988. Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

(4)  RISK MANAGEMENT
     ---------------

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

        Due from brokers are due principally from, and cash is principally held at, high credit quality international financial institutions. Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are executed. Forwards are generally settled with the counterparties two days after the trade date.

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

The following table illustrates the VaR for each component of market risk as of September 30, 1999. The dollar values represent the VaR assuming a one standard deviation move in each of the financial instruments indicated.

                                                                                     VaR
                                                                              1 Standard Deviation
          Risk Factors                                                          (95% Confidence)
          ------------                                                        --------------------
               Interest Rate Futures and Option Contracts-
                  Domestic                                                                $ 38,940
                  Foreign                                                                 $124,410

               Foreign Exchange Contracts                                                 $ 73,095

               Equity Index Futures-
                  Domestic                                                                $ 66,990
                  Foreign                                                                 $ 53,955

               Non-Financial derivative instruments                                       $194,965

                          PART II - OTHER INFORMATION


     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 333-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 9,934.000 Units having an aggregate value of $25,799,606 have been sold through October 1, 1999.

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


November 12, 1999