Form 10-K
period 1999-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 2000-03-30
CIK 861895

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)
  X       ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----     EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 1999
                          ----------------------

                                       OR
          TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
____      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________to ____________


                        Commission file number 333-52543
                                               ---------

                         Tudor Fund For Employees L.P.
                         -----------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                 13-3543779
          --------                                 ----------
   (State or other jurisdiction                (I.R.S Employer
   of incorporation or organization)           Identification No.)

  600 Steamboat Road, Greenwich, Connecticut              06830
-----------------------------------------------         ---------
   (Address of principal executive offices)             (Zip code)

Registrant's telephone number, including area code  (203) 863-6700
                                                   --------------------

Securities registered pursuant to Section 12(g) of the Act:

   Title of each class       Name of each exchange on which registered
   -------------------       -----------------------------------------

         N/A                                     N/A
----------------------             -----------------------------------------

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X       No ______
                                              ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

                           (Cover page 1 of 2 pages)

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

Partnership's Registration Statement on Form S-1, File No. 333-52543, as
------------------------------------------------------------------------
amended, dated June 8, 1998 - Part IV
-------------------------------------

                           (cover page 2 of 2 pages)

                                    PART I


ITEM 1.   BUSINESS.
          --------

               (a). GENERAL DEVELOPMENT OF BUSINESS. Tudor Fund For Employees
                    -------------------------------
L.P., a Delaware limited partnership (the "Partnership"), was formed on November 22, 1989. The business and objective of the Partnership is to generate appreciation of its assets through speculative trading of commodity futures, forwards and option contracts and other commodity interests ("commodity interests"). Only employees of Tudor Investment Corporation ("TIC") or its affiliates, and certain employee benefit plans of TIC or its affiliates, are eligible to become limited partners (each such owner a "Limited Partner") of the Partnership.

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

Professional fees and other. The Partnership pays its ordinary administrative
---------------------------
expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $111,279, $120,599 and $88,989 for the years ended December 31, 1999, 1998 and 1997.

Compensation of the Trading Advisor. Pursuant to the Management Agreement, the
-----------------------------------
Partnership pays TIC a quarterly incentive fee equal to 12% of the "Trading Profits" (as defined in the Registration Statement) earned as of the end of each fiscal quarter and receives a monthly management fee equal to 1/12 of 2% of the Net Assets (a 2% annual rate). Effective August 1, 1995, TIC waived its right to receive incentive and management fees attributable to Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

For definitions of the terms "Management Agreement", "Trading Profits", "Charges and Expenses", "Trading Managers", "Net Asset Value per Unit" and "Net Assets", refer to the Registration Statement.

The General Partner estimates that, considering the above charges, the Partnership may have to generate gross profits of up to approximately 2% of the Partnership's average annual Net Assets, depending on trading volume and the interest income it receives, simply to break even. It is contemplated that the greatest of these charges will be brokerage commissions (estimated at up to approximately 2% of the Partnership's average annual Net Assets) even though the General Partner endeavors to negotiate rates that are reasonable based on comparable commodity pools and industry standards.

Commodity Brokers.  The Partnership's commodity trading accounts are carried
-----------------
by its commodity brokers including Prudential Securities Incorporated, Bear Stearns Securities Corp., CS First Boston Corporation, Salomon Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Morgan Stanley & Co International Limited, Goldman, Sachs & Co., Cargill Investor Services, Inc., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., Greenwich Capital Markets, Inc., and Greenwich NatWest Futures. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership's funds, securities, commodities and other property; executing and/or clearing trades for the Partnership's accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership's account and other similar administrative functions.

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

          (c). NARRATIVE DESCRIPTION OF BUSINESS.
               ---------------------------------

               (1)  See discussion under Item 1 (a) above.
               (i) - (ix):  Not applicable.


               (x) Competition. The Partnership experiences and will continue
                   -----------
to experience competition from publicly and privately offered commodity pools and other investment funds, such as mutual funds. The Partnership also competes with other customers of TIC and with affiliates of the General Partner that trade proprietary trading accounts. Under TIC's trading method, all commodity-only accounts under management (other than proprietary accounts) are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis. When TIC trades commodity interest contracts on behalf of an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity-only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time which increases competition for the Partnership as described above.

The General Partner and TIC have a conflict of interest in managing the Partnership because BPL executes on foreign exchange forward contracts for the Partnership. This involves posting collateral with BPL in amounts of up to 5% of the Partnership's Net Assets. Although, BPL has unrestricted use of these funds, it does not receive a fee for its services. Many of the employee traders of the Trading Advisor are also employees of BPL. There is no affiliation, and consequently there is no conflict of interest, between the clearing brokers and the General Partner, TIC or BPL.

The Partnership trades in markets in competition with other traders whose assets are greater than its assets.

               (xi) - (xii): Not applicable.

               (xiii): The Partnership has no employees; however, the General Partner has arranged for TIC to fulfill its management and administrative responsibilities.

          (d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC CORPORATIONS AND
               -----------------------------------------------------------------
EXPORT SALES. The Partnership has engaged in the trading of commodity interest
-----------
contracts on exchanges located in foreign countries and has derived significant revenue therefrom. See Note 7 included in the Partnership's financial statements attached hereto.

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

                                   PART II.

ITEM 5.  MARKET FOR REGISTRANT'S UNITS AND RELATED UNIT HOLDER MATTERS.
         -------------------------------------------------------------

    (a)  MARKET FOR REGISTRANT'S UNITS. There is no established public trading
         -----------------------------
market for the Units. There have been no general distributions by the Partnership since its organization. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine what distributions, if any, the Partnership will make to its Partners.

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

     (b) USE OF PROCEEDS. The Partnership initially registered 10,000 Units of
         ---------------
Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (commission file number 333-52543). Of the 20,000 Units that have been registered, 10,469 Units having an aggregate value of $28,867,586 had been sold through January 1, 2000.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------


                              1999          1998         1997       1996           1995
                            ----------  -----------  -----------  ----------   -------------
  Revenues                  $ 1,976,283 $ 5,153,767  $ 3,362,714  $ 1,417,232  $   2,657,575
  Expenses                      678,923     956,633      649,909      596,480        608,851
                            ----------- -----------  -----------  -----------  -------------

  Net Income                $ 1,297,360 $ 4,197,134  $ 2,712,805  $   820,752  $   2,048,724
                            ----------- -----------  -----------  -----------  -------------

  Total Assets              $22,242,164 $18,265,036  $17,166,451  $12,138,706  $   9,332,890
                            ----------- -----------  -----------  -----------  -------------
  Partners' Capital         $16,332,215 $14,891,112  $ 9,495,687  $ 8,526,366  $   8,113,393
                            ----------- -----------  -----------  -----------  -------------

  Units Outstanding           2,846.856   2,786.401    2,382.864    2,718.466      2,833.134
                            ----------- -----------  -----------  -----------  -------------

  NAV Per Unit              $  5,736.93 $  5,344.21  $  3,984.99  $  3,136.46  $    2,863.75
                            ----------- -----------  -----------  -----------  -------------
  Change in NAV Per Unit    $    392.72 $  1,359.22  $    848.53  $    272.71  $      665.22
                            ----------- -----------  -----------  -----------  -------------
  Net Income Per Unit       $    378.91 $  1,327.46  $    845.18  $    246.06  $      684.52
                            ----------- -----------  -----------  -----------  -------------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         ---------------------------------------------------------------
         RESULTS OF OPERATIONS.
         ---------------------

The Partnership commenced operations on July 2, 1990. From inception through March 1, 2000, the Partnership received total Limited Partner contributions of $28,867,586. Total Limited Partner withdrawals for the same period were $23,171,276. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity interest in the

Partnership as of March 1, 2000 was approximately $1,176,000, representing approximately 5.8% of the Partnership's equity. At March 1, 2000, the Partnership had a total of 103 Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and affiliates. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through March 1, 2000 of $2,736,787. The TIC 401(k) Plan's equity in the Partnership as of March 1, 2000 was approximately $3,664,000, representing approximately 18.1% of the Partnership equity or approximately 20.0% of the Partnership equity excluding Units held by the General Partner and affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. Furthermore, on August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

(1)  LIQUIDITY.
     ---------

The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. At December 31, 1999 and 1998, U.S. Government Securities purchased under agreements to resell maturing January 3, 2000 and January 4, 1999 represented approximately 70% and 69% of the total assets of the Partnership. The percentage that U.S. Government Securities purchased under agreements to resell bear to total assets varies daily and monthly, as the market value of commodity interest contract changes, U.S. Government Securities are resold, and as the Partnership sells or redeem Units. Since the Partnership's sole purpose is to trade in futures, options, forward contracts and other commodity interests contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the years ended December 31, 1999, 1998 and 1997 was $842,756, $655,889, and $571,106 which represented 4.9%,
4.8%, and 4.9% of average net assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 19% and 20% of the Partnership's total assets as of December 31, 1999 and 1998. The cash and U.S. Government securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3)  RESULTS OF OPERATIONS.
     ---------------------

The following table compares Net Asset Value per Unit for the years ended December 31, 1999, 1998 and 1997.

                            Net Asset Value     Increase in Net Asset Value per
                             Per Unit              Unit For the Year Ended
                         ------------------     --------------------------------
                                                       $                %
                                                    --------         -------
     December 31, 1999         $5,736.93           $  392.72          7.35%
     December 31, 1998         $5,344.21           $1,359.22         34.11%
     December 31, 1997         $3,984.99           $  848.53         27.05%

Net trading gains and losses (which includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of income. The following table summarizes the components (in thousands) of Net Trading Gains, for the years ended December 31, 1999, 1998 and 1997:

                                                                    1999           1998          1997
                                                                 -----------    ----------    -----------
     Exchange traded contracts:
        Interest rate futures and option contracts-
          Domestic                                               $     103      $   1,072     $     982
          Foreign                                                      388          2,181           413

        Foreign exchange contracts                                  (1,370)          (219)          373

        Equity index contracts-
          Domestic                                                    (621)           329            (4)
          Foreign                                                      363            453           173

     Over-the-counter contracts:
        Forward currency contracts                                     884            792           307
        Commodity swaps                                                 59           (350)          (51)
        Equity index swaps                                             (99)            82           (78)
        Interest rate swaps                                            236              -           (64)

     Non-derivative financial instruments                              981            (36)          552
                                                                 ---------      ---------     ---------
            Total                                                $     924      $   4,304     $   2,603
                                                                 =========      =========     =========

Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to results generated in previous years. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets, brokerage commissions and fees as a percentage of average Net Assets, and incentive fees as a percentage of Net Trading Gains.

                                                                                For the Year Ended
                                                                -------------------------------------------------
                                                                 December 31,      December 31,      December 31,
                                                                -------------     -------------     -------------
                                                                      1999              1998             1997
                                                                      ----              ----             ----
Net Trading Gains as a % of average Net Assets                        5.31%            31.43%            22.3%
Brokerage Commissions & Fees as a % of average Net Assets              1.2%              1.4%             1.6%
Incentive Fees as a % of Net Trading Gains                            6.73%             9.34%             5.9%

In general, commission rates have remained stable during the past three years. Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally commodity markets have tended to be more active, and thus potentially more profitable, during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

(4)  RISK MANAGEMENT.
     ---------------

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange traded and negotiated over-the-counter options and other commodity interests. These financial instruments give rise to market and credit risk in excess of the amounts recognized in the statements of financial condition. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparty fails to perform.

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

In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines throughout the firm, regularly assesses and evaluates the Partnership's potential exposures to the financial markets based on analysis done by the Risk management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions.

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

In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to ensure ample customer protection in the event of an FCMs default. The Partnership monitors the creditworthiness of its FCMs and, when deemed necessary, reduces its exposure to these FCMs. The Partnership's credit risk associated with the nonperformance of these FCMs in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCMs. BPL is the Partnership's primary forward contract counterparty (Note 6 of the attached Financial Statements). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its FCMs and counterparties, including BPL, there is always a risk of nonperformance.

Generally, financial contracts can be closed out at TIC's discretion. An illiquid or closed market, however, could prevent the closeout of positions.

The following table illustrates the VaR for each component of market risk as of December 31, 1999. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                                         VaR
          Risk Factors                                             (95% Confidence)
          ------------                                       ----------------------------
          Exchange traded contracts:
               Interest rate futures and option contracts-
                   Domestic                                          $  166,815
                   Foreign                                                7,095

               Foreign exchange contracts                                32,505

               Equity index futures-
                   Domestic                                               1,485
                   Foreign                                              116,655

          Non-derivative financial instruments                           60,885
                                                                     ----------
                                                                     $  385,440
                                                                     ----------


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
          -------------------------------------------

See attached financial statements for:

     Statements of Financial Condition as of December 31, 1999 and 1998

     Statements of Income for the years ended December 31, 1999, 1998 and 1997

     Statements of Changes in Partners' Capital for the years ended December 31, 1999, 1998 and 1997

     Notes to Financial Statements, December 31, 1999, 1998 and 1997

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

TIC is the sole general partner and trading advisor of Tudor Futures Fund, a New York limited partnership that engages in the speculative trading of commodity and securities interests. TIC is also the sole general partner and trading advisor of The Altar Rock Fund L.P., a Delaware limited partnership that engages in the speculative trading of securities and commodity interests.

TIC is the sole general partner and trading advisor of The Raptor Global Fund L.P., a Delaware limited partnership, and the sole trading advisor of The Raptor Global Fund Ltd., a Cayman Islands company, each of which invests substantially all of its net assets in a "master-feeder" structure through The Raptor Global Portfolio Ltd., a Cayman Islands company ("Raptor Portfolio") for which TIC acts as the sole trading advisor. Raptor Portfolio engages in the speculative trading of securities and commodity interests.

TIC is the sole general partner and trading advisor of The Ospraie Fund L.P., a Delaware limited partnership, and the sole trading advisor of The Ospraie Fund Ltd., a Cayman Islands company, each of which invests substantially all of its net assets in a "master-feeder" structure through The Ospraie Portfolio Ltd., a Cayman Islands company ("Ospraie Portfolio") for which TIC acts as the sole trading advisor. Ospraie Portfolio engages in the speculative trading of securities and commodity interests.

TIC is the sole general partner and trading advisor of Tudor Emerging Markets Fund L.P., a Delaware limited partnership, and the sole trading advisor of Tudor Emerging Markets Fund Ltd., a Cayman Islands company, each of which invests substantially all of its net assets in a "master-feeder" structure through Tudor Emerging Markets Portfolio Ltd., a Cayman Islands company ("TEM Portfolio") for which TIC acts as the sole trading advisor. TEM Portfolio engages in the speculative trading of securities and commodity interests.

In addition to the foregoing, TIC acts as sole trading advisor to Tudor Private Equity Fund L.P., a Delaware limited partnership that makes privately negotiated investments in both private and public companies in the United States and Canada. TIC also acts as the trading advisor to Tudor BVI Futures, Ltd., a British Virgin Islands company ("Tudor BVI"), and as sub-advisor to The Upper Mill Capital Appreciation Fund Ltd., a Cayman Islands company ("Upper Mill") for which Tudor Capital (U.K.), L.P. ("TCLP"), an affiliate of TIC and the General Partner, acts as trading advisor. TCLP acts as sub-advisor to Tudor BVI. Tudor BVI and Upper Mill engage in the speculative trading of securities and commodity interests.

TCLP also acts as trading advisor to Tudor Hawthorn Fund Ltd., a Cayman company that engages in the speculative trading of securities and commodity interests.

Paul Tudor Jones II, age 45 is Chairman, Chief Executive Officer and the indirect controlling equity owner of the General Partner and the Chairman, Chief Executive Officer, the controlling Shareholder and a Director of TIC, and has served in those capacities since the Partnership's inception. Mr. Jones has traded commodity contracts for his own proprietary account since September 1977 and for customer accounts since January 1981. Mr. Jones is a member of the Commodity Exchange, Inc., the New York Board of Trade, Inc., the Chicago Board of Trade and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Directors of the Cantor Fitzgerald Futures Exchange. Mr. Jones served as Chairman of the New York Cotton Exchange from August 1992 through June 1995. Mr. Jones is also the Founder and a Director of The Robin Hood Foundation, a charitable foundation and is a Director of the National Fish and Wildlife Foundation and The Everglades Foundation Inc.

Mark F. Dalton, age 49, is President of the General Partner and President and a Director of TIC. Mr. Dalton is also a Director of Progenics Pharmaceuticals, Inc., a company traded on the NASDAQ Stock Market, Cathay Investment Fund Limited, an investment fund traded on the Dublin Stock Exchange, and various private companies. Mr. Dalton does not participate in the commodity interests trading of customer accounts for the General Partner, TIC or their affiliates.

John G. Macfarlane III, age 45, is a Managing Director and the Chief Operating Officer of the General Partner and a Managing Director and the Chief Operating Officer and a Director of TIC. Prior to joining TIC in January 1998, Mr. Macfarlane was employed by Salomon Smith Barney, Inc., where he served in various senior positions including Managing Director and Head of US and Asian Fixed Income Derivatives and Treasurer of Salomon Inc and Salomon Brothers Inc. Mr. Macfarlane does not participate in the trading of the General Partner, TIC or their affiliates.

Andrew S. Paul, age 47, is a Managing Director and the General Counsel and Secretary of the General Partner and TIC and a Director of TIC. Mr. Paul has been the General Counsel and Corporate Secretary of TIC since June 1989. Mr. Paul does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.

Mark Pickard, age 44, is a Managing Director and the Chief Financial Officer of the General Partner and TIC and a Director of TIC. From May 1995 until June 1996, Mr. Pickard was a Managing Director of Tudor Software, L.L.C. and was Chief Operating Officer of Jacobson Capital Partners from February 1994 until May 1995. Mr. Pickard does not participate in the trading of customer accounts for the General Partner, TIC or their affiliates.


James J. Pallotta, age 42, is a Managing Director, the Director--U.S. Equities Group and a Director of TIC. Mr. Pallotta does not participate in the trading of customer accounts of the General Partner although he does participate in the trading of other customer accounts advised by TIC.

Robert P. Forlenza, age 44, is a Managing Director and Director of TIC. Mr. Forlenza does not participate in the trading of customer accounts of the General Partner although he does participate in the trading of other customer accounts advised by TIC.

Mr. Mark V. Houghton-Berry, age 41, is a Managing Director of the affiliates of Tudor which maintain offices in Surrey, England. Prior to joining Tudor in July 1995, Mr. Houghton-Berry was an Executive Director and Head of Proprietary Trading in London with Goldman Sachs International. Mr. Houghton-Berry does not participate in the day-to-day management of TIC.

Richard L. Fisher, age 46, is a director of TIC. Mr. Fisher received a B.S. with Distinction and a Master of Science in Accounting from the University of Virginia. Since September 1983 Mr. Fisher has been a managing director and senior vice president of Dunavant Enterprises, Inc. Mr. Fisher has been a director of TIC since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of the General partner, TIC or their affiliates.

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


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Neither Mr. Jones, nor any other executive officer of the General Partner receives compensation from the Partnership. TIC earned $357,955, $641,936, and $372,809 in incentive and management fees from the Partnership during 1999, 1998 and 1997.



ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
          --------------------------------------------------------------

     (a)  Security Ownership of Certain Beneficial Owners. As of March 1, 2000,
          -----------------------------------------------
the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:

NAME                                ADDRESS                                NO. UNITS        PERCENT
----                                -------                                ---------        -------
Tudor 401k Savings and              One Liberty Plaza                      612.592          18.1%
Profit-Sharing Plan                 51/st/ Floor
                                    New York, NY 10006

John B. Helmers (1)                 c/o Tudor Investment Corporation       304.040           9.0%
                                    600 Steamboat Road
                                    Greenwich, CT 06830

Second Management LLC               600 Steamboat Road                     196.580           5.8%
                                    Greenwich, CT 06830

(1)  John B. Helmers is a Vice President of TIC.

     (b)  Security Ownership of Management. The General Partner and the
          --------------------------------
          executive officers of the General Partner own approximately 9.4% of the total Units outstanding as of March 1, 2000. In addition to the persons identified in the table above, Mark Pickard is a principal of both the General Partner and TIC, owned 100.044 Units or 3% of the total Units outstanding as of such date.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     (a)  Transactions with Management and Others.
          ---------------------------------------

     See Item 1(a), GENERAL DEVELOPMENT OF BUSINESS, MANAGEMENT; Item 1(c)
                    -------------------------------  ----------
     (1)(x), NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11, EXECUTIVE
             ---------------------------------  -----------           ---------
     COMPENSATION; and Note 6 - "Related Party Transactions" of "Notes To
     ------------
     Financial Statements" in the accompanying Financial Statements.

     (b)  Certain Business Relationships.
          ------------------------------

               (1)  None.

               (2) The Partnership incurred incentive and management fees payable to TIC of $357,955, $641,936 and $372,809 for the years ended December 31, 1999, 1998, and 1997, which were in excess of 10% of the Partnership's total revenue of $1,976,283, $5,153,767, and $3,362,714 for the respective periods referred to above.

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
          ---------------------

     The following financial statements and report of independent public accountants are set forth in the annexed financial statements:

          Report of Independent Public Accountants
          Statements of Financial Condition as of December 31, 1999 and 1998 For the years ended December 31, 1999, 1998 and 1997:
               Statements of Income
               Statements of Changes in Partners' Capital
          Notes to Financial Statements, December 31, 1999, 1998 and 1997

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

     2.   No financial statement schedules are required to be filed.
          ---------------------------------------------------------

     3.   Exhibits. (unless otherwise indicated, each Exhibit was previously
          --------
          filed and has not been amended in any material respect).

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

          3.01 Form of Second Amended and Restated Limited Partnership Agreement of the Partnership.

          3.02(a)   Certificate of Limited Partnership of the Partnership.

          3.02(b) Amendment to the Certificate of Limited Partnership of the Partnership.

          10.01(a) Form of Amendment to Customer Foreign Exchange Agreement between the Partnership and Bellwether Partners LLC.

          10.02(a) Form of Management Agreement among the Partnership, Second Management Company, Inc. (succeeded by Second Management
                    LLC), and Tudor Investment Corporation.

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

          10.04(a) Form of Escrow Agreement among the Partnership, Seventh Management, Inc., and United States Trust Company of New York.

          10.04(b) Form of Amendment to Escrow Agreement among the Partnership, Cargill Investor Services, Inc., and United States Trust Company of New York.

(b)  Reports on Form 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 1999.

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

                                    TUDOR FUND FOR EMPLOYEES L.P.

                                    By:  SECOND MANAGEMENT LLC,
                                         General Partner


                                    By:______________________________
                                        Mark F. Dalton
                                        President

DATE:  March 30, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC


By:  ________________________________                       March 30, 2000
     Paul T. Jones, II, Chairman and
     Chief Executive Officer


By:  ___________________________                            March 30, 2000
     Mark F. Dalton, President


By:  ___________________________                            March 30, 2000
     John Macfarlane, Managing Director and
     Chief Operating Officer


By:  ____________________________                           March 30, 2000
     Mark Pickard, Managing Director and
     Chief Financial Officer


By:  ____________________________                           March 30, 2000
     Andrew S. Paul, Managing Director,
     General Counsel and Secretary

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

                                            TUDOR FUND FOR EMPLOYEES L.P.

                                            By:   SECOND MANAGEMENT LLC,
                                                  General Partner


                                            By:   /s/ Mark F. Dalton
                                                  ------------------------
                                                  Mark F. Dalton
                                                  President

DATE:   March 30, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                             SECOND MANAGEMENT LLC


By:      /s/ Paul T. Jones, II                          March 30, 2000
         -------------------------------
         Paul T. Jones, II, Chairman and
         Chief Executive Officer


By:      /s/ Mark F. Dalton                             March 30, 2000
         -------------------------------
         Mark F. Dalton, President


By:      /s/ John Macfarlane                            March 30, 2000
         --------------------------------
         John Macfarlane, Managing Director and
         Chief Operating Officer


By:      /s/ Mark Pickard                               March 30, 2000
         --------------------------------
         Mark Pickard, Managing Director and
         Chief Financial Officer


By:      /s/ Andrew S. Paul                             March 30, 2000
         --------------------------------
         Andrew S. Paul, Managing Director,
         General Counsel and Secretary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To the Partners of Tudor Fund For Employees L.P.:

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 1999 and 1998, and the related statements of income and changes in partners' capital for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. as of December 31, 1999 and 1998, and the results of its operations for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.




/s/ Arthur Andersen LLP


New York, New York
March 10, 2000

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                       STATEMENTS OF FINANCIAL CONDITION
                       ---------------------------------

                          DECEMBER 31, 1999 AND 1998
                          --------------------------

                                         ASSETS                                       1999             1998
                                         ------                                  --------------   --------------
CASH                                                                             $    4,225,187   $     3,672,689

US GOVERNMENT SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL                        15,600,000        12,600,000

EQUITY IN COMMODITY TRADING ACCOUNTS:
    Due from brokers                                                                  1,622,633         1,281,103
    Net unrealized gain on open commodity interests                                     794,344           711,244
                                                                                     ----------        ----------
                 Total equity in commodity trading accounts                           2,416,977         1,992,347
                                                                                     ----------        ----------
                 Total assets                                                        22,242,164        18,265,036
                                                                                     ==========        ==========

                          LIABILITIES AND PARTNERS' CAPITAL
                          ---------------------------------
LIABILITIES:
    Pending partner additions                                                    $    3,067,980    $    2,989,786
    Redemptions payable                                                               2,654,830           238,091
    Incentive fee payable                                                                62,184            29,507
    Management fee payable                                                               51,617            40,370
    Accrued professional fees and other                                                  73,338            76,170
                                                                                     ----------        ----------
                 Total liabilities                                                    5,909,949         3,373,924
                                                                                     ----------        ----------

PARTNERS' CAPITAL:
    Limited partners, 20,000 units authorized and 2,650.276
       and 2,589.821 units outstanding as of December 31, 1999 and 1998.             15,204,445        13,840,543
    General Partner, 196.580 units outstanding as of
       December 31, 1999 and 1998.                                                    1,127,770         1,050,569
                                                                                     ----------        ----------
                 Total partners' capital                                             16,332,215        14,891,112
                                                                                     ----------        ----------
                 Total liabilities and partners' capital                         $   22,242,164    $   18,265,036
                                                                                     ===========       ==========

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                             STATEMENTS OF INCOME
                             --------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------


                                                                     1999              1998             1997
                                                                -------------     -------------    ------------
REVENUES:
    Net realized trading gain                                   $   1,048,971     $   3,978,084    $  2,719,222
    Change in net unrealized trading gain                              84,556           519,794          72,386
    Interest income                                                   842,756           655,889         571,106
                                                                -------------     -------------    ------------
                 Total revenues                                     1,976,283         5,153,767       3,362,714
                                                                -------------     -------------    ------------

EXPENSES:
    Brokerage commissions and fees                                    209,689           194,098         188,111
    Management fee                                                    295,771           239,867         218,539
    Incentive fee                                                      62,184           402,069         154,270
    Professional fees and other                                       111,279           120,599          88,989
                                                                -------------     -------------    ------------
                 Total expenses                                       678,923           956,633         649,909
                                                                -------------     -------------    ------------

                 Net income                                     $   1,297,360     $   4,197,134    $  2,712,805
                                                                =============     =============    ============


LIMITED PARTNERS' NET INCOME                                    $   1,220,159     $   3,929,937    $  2,546,001

GENERAL PARTNER'S NET INCOME                                           77,201           267,197         166,804
                                                                -------------     -------------    ------------
                 Net income                                     $   1,297,360     $   4,197,134    $  2,712,805
                                                                =============     =============    ============

                 Change in Net Asset Value Per Unit             $      392.72     $    1,359.22    $      848.53
                                                                -------------     -------------    -------------
                 Net Income Per Unit                            $      378.91     $    1,327.46    $      845.18
                                                                -------------     -------------    -------------

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                  ------------------------------------------

             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
             ----------------------------------------------------

                                                                                                                           Net Asset
                                                            Limited Partners             General Partner         Total       Value
                                                       -------------------------     -----------------------
                                                          Units         Capital        Units        Capital     Capital     Per Unit
                                                       ----------    -----------     ---------   -----------  -----------  ---------
PARTNERS' CAPITAL, January 1, 1997                     2,521.886       7,909,798      196.580        616,568    8,526,366   3,136.46

    Net income                                                 -       2,546,001            -        166,804    2,712,805
    TIC 401(k) Plan unit adjustment (Note 3)                                   -            -              -            -
                                                           9.772
    Capital contributions                                746.608       2,546,367            -              -    2,546,367
    Redemptions                                       (1,091.982)     (4,289,851)           -              -   (4,289,851)
                                                     -----------    ------------   ----------    -----------  -----------

PARTNERS' CAPITAL, December 31, 1997                   2,186.284    $  8,712,315      196.580    $   783,372  $ 9,495,687   3,984.99
                                                     -----------    ------------   ----------    -----------  -----------

    Net income                                                 -       3,929,937            -        267,197    4,197,134
    TIC 401(k) Plan unit adjustment (Note 3)              24.416               -            -              -            -
    Capital contributions                              1,303.556       5,270,917            -              -    5,270,917
    Redemptions                                         (924.435)     (4,072,626)           -              -   (4,072,626)
                                                     -----------    ------------    ---------    -----------  -----------

PARTNERS' CAPITAL, December 31, 1998                  $2,589.821    $ 13,840,543    $ 196.580    $ 1,050,569  $14,891,112  $5,344.21

    Net income                                                 -       1,220,159                      77,201    1,297,360
    TIC 401(k) Plan unit adjustment (Note 3)              14.141               -            -              -            -
    Capital contributions                              1,051.500       5,489,765            -              -    5,489,765
    Redemptions                                       (1,005.186)     (5,346,022)           -              -   (5,346,022)
                                                     -----------    ------------    ---------    -----------  -----------

PARTNERS' CAPITAL, December 31, 1999                   2,650.276    $ 15,204,445      196.580    $ 1,127,770  $16,332,215  $5,736.93
                                                     ===========    ============    =========    ===========  ===========

       The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                         -----------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------

                       DECEMBER 31, 1999, 1998, AND 1997
                       ---------------------------------



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

The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forwards, option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Partnership Agreement dated as of May 22, 1996 ("the Limited Partnership Agreement").

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

Pending Partner Additions
-------------------------

Pending partner additions is comprised of cash received prior to year-end for which shares were issued on January 1 of the subsequent year. Pending partner additions did not participate in the earnings of the Partnership until the related shares were issued.

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

Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 5% of the Partnership's net assets. During 1999, 1998, and 1997 the Partnership received $30,518, $60,264 and $55,229 in interest income for the amounts on deposit with BPL. At December 31, 1999 and 1998, the amounts on deposit with BPL were $540,796 and $657,501 (including $74,335 and $82,643 in unrealized gains) as of December 31, 1999 and 1998.

Bellwether Futures LLC ("BFL"), a Delaware limited liability company, is an affiliate of the General Partner and is qualified to do business in Illinois. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for assisting in the execution of treasury bond futures by floor brokers on the Chicago Board of Trade.

TIC receives incentive and management fees as compensation for acting as trading advisor (Note 2).

7.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET MARKET RISK AND CONCENTRATION
    --------------------------------------------------------------------------
    OF CREDIT RISK
    --------------

During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Partnership to recognize all derivatives in the statements of financial condition at fair value with adjustments to fair value recorded through income. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," amended SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001, for all companies with calendar-year fiscal years). The Partnership has elected early adoption of SFAS No. 133 and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its commodity interests at market values or estimated fair values and of including any unrealized gains and losses in results of operations. Accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of financial futures, forwards, swaps, exchange-traded and negotiated over-the-counter options and other commodity interests. These financial instruments give rise to market and credit risk in excess of the amounts recognized in the statements of financial condition. The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform.

TIC takes an active role in managing and controlling the Partnership's market and credit risks and has established formal control procedures that are reviewed on an ongoing basis. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures.

In order to control the Partnerships market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of principals from different disciplines throughout the firm, regularly assesses and evaluates the Partnership's potential exposures to the financial markets based on analysis provided by the Risk Management Department. The Risk Management Department's responsibilities include focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions.

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

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options are cleared. Forwards are generally settled with the counterparties two days after the trade date.

In general, exchange traded futures and option contracts possess low credit risk as most exchanges act as principal to a Futures Commission Merchant ("FCM") on all commodity transactions. Furthermore, most global exchanges require FCMs to segregate client funds to ensure ample customer protection in the event of an FCMs default. The Partnership monitors the creditworthiness of its FCMs and, when deemed necessary, reduces its exposure to these FCMs. The Partnership's credit risk associated with the nonperformance of these FCMs in fulfilling contractual obligations can be directly impacted by volatile financial markets. A substantial portion of the Partnership's open financial futures positions were transacted with major international FCMs. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its FCMs and counterparties, including BPL, there is always a risk of nonperformance.

Generally, financial contracts can be closed out at TIC's discretion. An illiquid or closed market, however, could prevent the closeout of positions.

TIC has a formal Credit Committee, comprised of senior managers from different disciplines throughout the firm, that meets approximately once per month to analyze the credit risk associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions are invested with or held at institutions with high credit standing. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading.

The following table summarizes the year-end assets and liabilities at December 31, 1999 and 1998, resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                             1999                            1998
                                                    ------------------------        ------------------------
                                                    Assets       Liabilities        Assets        Liabilities
                                                    ------       -----------        ------        -----------
    Exchange traded contracts:
        Interest rate contracts-
           Domestic                                  $  230          $  12           $    21          $   3
           Foreign                                       14              -               521              -

        Foreign exchange contracts-
           Financial futures contracts                    -              -                 2              -
           Forward currency contracts                    64              -                75              -

        Equity index contracts-
           Domestic                                       -              -                27             17
           Foreign                                       56              3                24              -

    Over-the-counter contracts:
        Commodity swaps                                  27              -                 -              -
        Equity swaps                                      -              1                 -              -
        Interest rate swaps                             236              -                 -              -

    Non-financial instruments                           183              -                61              -
                                                  ---------       --------         ---------       --------
                                                     $  810          $  16           $   731          $  20
                                                  =========       ========         =========       ========
