Form 10-Q
period 2000-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 2000-05-15
CIK 861895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



 FOR THE QUARTER ENDED:  3/31/00             COMMISSION FILE NUMBER:  333-52543
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
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                                 MARCH 31,      DECEMBER 31,
                                                   2000            1999
                                                (UNAUDITED)      (AUDITED)
                                              -------------    -------------
                        ASSETS
                        ------
CASH                                            $ 2,502,329    $ 4,225,187

U.S. GOVERNMENT SECURITIES PURCHASED
  UNDER AGREEMENTS TO RESELL
                                                 13,700,000     15,600,000

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                  4,335,700      1,622,633
 Net unrealized gain on open
    commodity interests                             384,064        794,344
                                                -----------    -----------
   Total equity in commodity
     trading accounts                             4,719,764      2,416,977
                                                -----------    -----------

     Total assets                               $20,922,093    $22,242,164
                                                ===========    ===========

      LIABILITIES AND PARTNERS' CAPITAL
      ---------------------------------
LIABILITIES:

Redemptions payable                             $   848,498    $ 2,654,830
Pending partner additions                         2,125,206      3,067,980
Management fee payable                               79,391         51,617
Incentive fee payable                                     -         62,184
Accrued professional fees and other                  98,732         73,338
                                                -----------    -----------
     Total liabilities                            3,151,827      5,909,949
                                                -----------    -----------

PARTNERS' CAPITAL:
Limited Partners, 20,000 units authorized
  and 3,033.657 and 2,650.276 outstanding
  at March 31, 2000 and December 31, 1999        16,688,830     15,204,445
General Partner, 196.580 units outstanding
  at March 31, 2000 and December 31, 1999         1,081,436      1,127,770
                                                -----------    -----------

     Total partners' capital                     17,770,266     16,332,215
                                                -----------    -----------

     Total liabilities and partners' capital    $20,922,093    $22,242,164
                                                ===========    ===========


        The accompanying notes are an integral part of these statements.

                                TUDOR FUND FOR EMPLOYEES L.P.
                                   STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                         (UNAUDITED)



                                          MARCH 31, 2000      MARCH 31, 1999
                                          --------------      --------------

REVENUES:
Net realized trading losses                 $(433,480)         $(118,563)
Change in net unrealized trading losses      (430,586)          (627,732)
Interest income                               264,384            197,860
                                            ---------          ---------

   Total revenues                            (599,682)          (548,435)
                                            ---------          ---------

EXPENSES:
Brokerage commissions and fees                 74,009             78,813
Management fee                                 79,391             73,931
Professional fees and other                    28,349             27,574
                                            ---------          ---------

   Total expenses                             181,749            180,318
                                            ---------          ---------

   Net loss                                 $(781,431)         $(728,753)
                                            =========          =========

   Limited Partners' Net loss                (735,097)          (685,159)

   General Partners' Net loss                 (46,334)           (43,594)
                                            ---------          ---------

                                            $(781,431)         $(728,753)
                                            =========          =========

   Changes in Net Asset Value per Unit       $(235.70)         $ (221.76)
                                             ========          =========

        Net loss per Unit (Note 2)           $(230.89)         $ (217.66)
                                             ========          =========




        The accompanying notes are an integral part of these statements.


                                                       TUDOR FUND FOR EMPLOYEES L.P.
                                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                  FOR THE PERIOD ENDED MARCH 31, 2000 AND THE YEAR ENDED DECEMBER 31, 1999



                                           Limited Partners              General Partner
                                      -------------------------   ----------------------------         Total     Net Asset Value
                                        Units         Capital          Units         Capital            Capital        Per Unit
                                      ----------- -------------   -----------    -------------      -----------  ----------------
Partners' Capital, January 1, 1999      2,589.821   $13,840,543     196.580         $1,050,569      $14,891,112      $5,344.21
                                       ----------   -----------     -------         ----------      -----------

  Net income                                   --     1,220,159          --             77,201        1,297,360
  TIC 401(k) Plan unit adjustment (a)      14.141            --          --                 --               --
  Capital Contributions                 1,051.500     5,489,765          --                 --        5,489,765
  Redemptions                          (1,005.186)   (5,346,022)         --                 --       (5,346,022)
                                       ----------   -----------     -------         ----------      -----------

Partners' Capital, December 31, 1999    2,650.276    15,204,445     196.580          1,127,770       16,332,215      $5,736.93
 (b)
                                       ----------   -----------     -------         ----------      -----------
  Net loss                                     --      (735,097)         --            (46,334)        (781,431)
  TIC 401(k) Plan unit adjustment (a)       2.841            --          --                 --               --
  Capital Contributions                   534.778     3,067,980          --                 --        3,067,980
  Redemptions                            (154.238)     (848,498)         --                 --         (848,498)
                                       ----------   -----------     -------         ----------      -----------

Partners' Capital, March 31, 2000 (b)   3,033.657   $16,688,830     196.580         $1,081,436      $17,770,266      $5,501.23
                                       ==========   ===========     =======         ==========      ===========


(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units




        The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                  (UNAUDITED)

    (1)  ORGANIZATION
         ------------

        Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") was the general partner for the Partnership during the quarter ended March 31, 2000 and owned approximately 197 units of general partnership interest. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

        The objective of the Partnership is to realize capital appreciation through speculative trading of commodity futures, forwards, option contracts and other commodity interests ("commodity interests"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Limited Partnership Agreement, dated as of May 22, 1996 ("the Limited Partnership Agreement").

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

        USE OF ESTIMATES
        ----------------

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent, however, actual results could differ from these estimates.

        NET LOSS PER UNIT
        -----------------

        Net loss per unit is computed by dividing net income by the monthly average of units outstanding at the beginning of each month.

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

    (7) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF
        ----------------------------------------------------------------------
        CREDIT RISK
        -----------

        During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Partnership to recognize all derivatives in the statements of financial condition at fair value with adjustments to fair value recorded through income. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133," amended SFAS No.133 to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001, for all companies with a calendar-year fiscal year). The Partnership has elected early adoption of SFAS No. 133 and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its security and commodity interests at market values or estimated fair values and of including any unrealized gains and losses in results of operations. Accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

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

The following table summarizes March 31, 2000 and December 31, 1999 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):


                                          March 31, 2000      December 31,1999
                                      --------------------- --------------------
                                      Assets    Liabilities  Assets  Liabilities
                                      ------    -----------  ------  -----------
Exchange Traded Contracts:
   Interest Rate Contracts-
         Domestic                       $41           $-       $230      $12
         Foreign                        121           70         14        -

   Foreign Exchange Contracts-
         Financing Futures Contracts      -            -          -        -
         Forward Currency Contracts       -            4         64        -

   Equity Index Futures-
         Domestic                         3          139          -        -
         Foreign                        156            -         56        3

Over-the-Counter Contracts:
         Commodity Swaps                204            -         27        -
         Equity Index Swaps              39            -          -        1
         Interest Rate Swap               -            -        236        -

Non-Financial Derivative Instruments     44           11        183        -
                                       ----         ----       ----       --

                        Total          $608         $224       $810      $16
                                       ====         ====       ====      ===

   ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   -------  -------------------------------------------------------------
            RESULTS OF OPERATIONS
            ---------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $3,067,980 and redemptions of $848,498 during the quarter ended March 31, 2000 (the "Current Quarter"). From its inception through April 1, 2000, the Partnership received total Limited Partner subscriptions and contributions of $30,992,791 and had total withdrawals of $24,019,774. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of March 31, 2000 was approximately $1,081,000 representing approximately 6% of the Partnership's equity. At April 1, 2000, the Partnership had a total of 96 Limited Partners.

     As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 2000 of $3,445,994. The TIC 401(k) Plan's equity in the Partnership as of April 1, 2000 was approximately $3,792,000 representing approximately 19.1% of the Partnership's equity or approximately 20.9% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1) LIQUIDITY
    ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collaterlized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market.
     As of March 31, 2000 and December 31, 1999, U.S. Government Securities purchased under agreements to resell maturing April 3, 2000 and January 3, 2000, represented approximately 65% and 70% of the total assets of the Partnership. The percentage that U.S. Government Securities purchased under agreements to resell bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government Securities are resold, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $264,384 compared to $197,860 during the quarter ended March 31, 1999. This increase was due to an increase in the Partnership's assets and liquidity in the Partnership.

     Cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 12% and 19% of the Partnership's assets as of March 31, 2000 and December 31, 1999. The cash and U.S. Government securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short-term and long-term basis.

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

(3) RESULTS OF OPERATIONS
    ---------------------

     The following table compares Net Asset Value per Unit as of March 31, 2000 and 1999:



                   Net Asset Value      Decrease During
                       per Unit             Quarter
                   ---------------    -------------------
                                          $          %
                                      -------------------

March 31, 2000         $5,501.23      $(235.70)    (4.11%)
March 31, 1999         $5,122.45      $(221.76)    (4.15%)

     Net trading gains and losses includes realized and unrealized trading gains and losses and commissions from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of net trading gains and losses, for the three months ended March 31, 2000 and 1999.






                                               March 31, 2000     March 31, 1999
                                               --------------     --------------
Exchange Traded Contracts:

Interest Rate Futures and Options Contracts-
        Domestic                                 $ (118)               $ 24
        Foreign                                    (306)               (343)

Foreign Exchange Contracts-                        (416)               (556)

Equity Index Futures-
        Domestic                                    138                (195)
        Foreign                                    (493)               (605)

Over-the-Counter Contracts:
        Forward Currency Contracts                 (103)                722
        Commodity Swaps                             140                  99
        Equity Index Swaps                           50                 (60)
        Interest Rate Swaps                          37

Non-Derivative Financial Instruments                133                  89
                                                 -------             ------

                Total                            $ (938)             $ (825)
                                                 =======             ======



    Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gains and losses as a return on average Net Assets and brokerage commissions and fees as a percentage of Net Assets.


                                                       Three Months Ended,
                                                    ----------------------------
                                                       March 31,       March 31,
                                                         2000            1999
                                                    -------------    -----------
Net trading gains and losses as a % of Net Assets       (4.9)%         (4.7)%
Brokerage Commissions & Fees as a % of Net Assets        0.4%           0.5%


     In general, commission rates have remained stable. Professional fees and other expenses during the Current Quarter remained stable as compared to the quarter ended March 31, 1999.

     Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

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

     The following table illustrates the VaR for each component of market risk as of March 31, 2000. The dollar values represent the VaR scaled up to a 95% confidence level.


                                                          VaR
                                                 1 Standard Deviation
Risk Factors                                        (95% Confidence)
------------                                     ------------------------
Interest rate futures and option contracts-

        Domestic                                          $ 26,600
        Foreign                                            128,000

     Foreign exchange contracts                              8,800

     Equity index futures-
        Domestic                                           207,000
        Foreign                                            119,700

     Non-derivative financial instruments                   92,300
                                                          --------
                                                          $582,400
                                                          ========

                          PART II - OTHER INFORMATION


    CHANGES IN SECURITIES AND USE OF PROCEEDS
    -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 10,855.093 Units having an aggregate value of $30,992,791 have been sold through April 1, 2000.

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



May 15, 2000