Form 10-Q
period 2000-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 2000-08-14
CIK 861895

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:  6/30/00              COMMISSION FILE NUMBER:  333-52543


                         TUDOR FUND FOR EMPLOYEES L.P.
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                           13-3543779
-------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

             600 Steamboat Road, Greenwich, Connecticut      06830
-------------------------------------------------------------------------------

                                (203) 863-6700
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


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
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                       JUNE 30,                DECEMBER 31,
                                                                        2000                      1999
                                                                     (UNAUDITED)                (AUDITED)
                                                                --------------------     ----------------------
                        ASSETS
                        ------
CASH                                                                     $   839,172                $ 4,225,187

U.S. GOVERNMENT SECURITIES PURCHASED UNDER
AGREEMENTS TO RESELL                                                      16,700,000                 15,600,000


 Due from broker                                                           2,877,770                  2,416,977
                                                                --------------------     ----------------------

     Total assets                                                        $20,416,942                $22,242,164
                                                                ====================     ======================

             LIABILITIES AND PARTNERS' CAPITAL
             ---------------------------------
LIABILITIES:

Redemptions payable                                                      $ 1,896,534                $ 2,654,830
Pending partner additions                                                     78,180                  3,067,980
Incentive fee payable                                                              -                     62,184
Management fee payable                                                        82,253                     51,617
Accrued professional fees and other                                          111,572                     73,338
                                                                --------------------     ----------------------


     Total liabilities                                                     2,168,539                  5,909,949
                                                                --------------------     ----------------------

PARTNERS' CAPITAL:
Limited Partners, 20,000 units authorized and 3,082.63 and
2,650.28 outstanding at June 30, 2000 and December 31, 1999               17,154,453                 15,204,445
General Partner, 196.58 units outstanding at June 30, 2000 and
 December 31, 1999                                                         1,093,950                  1,127,770
                                                                --------------------     ----------------------

     Total partners' capital                                              18,248,403                 16,332,215
                                                                --------------------     ----------------------

     Total liabilities and partners' capital                             $20,416,942                $22,242,164
                                                                ====================     ======================

        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                  (UNAUDITED)


                                                        THREE MONTHS ENDED                             SIX MONTHS ENDED
                                                             JUNE 30,                                      JUNE 30,
                                                   2000                   1999                   2000                 1999
                                           -------------------     ------------------     ------------------     ----------------
REVENUES:
Net realized trading gain (loss)                     $ 769,908              $(909,294)           $   336,428          $(1,027,857)
Change in net unrealized trading loss                 (686,994)               (36,628)            (1,117,578)            (664,360)
Interest income                                        324,407                209,017                588,791              406,876
                                           -------------------     ------------------     ------------------     ----------------


Total revenues                                         407,321               (736,905)              (192,359)          (1,285,341)
                                           -------------------     ------------------     ------------------     ----------------

EXPENSES:
Brokerage commissions and fees                          39,059                 41,550                113,069              120,362
Management fee                                          82,253                 74,385                161,644              148,316
Professional fees and other                             36,545                 27,342                 64,894               54,916
                                           -------------------     ------------------     ------------------     ----------------

Total expenses                                         157,857                143,277                339,607              323,594
                                           -------------------     ------------------     ------------------     ----------------

Net income (loss)                                    $ 249,464              $(880,182)           $  (531,966)         $(1,608,935)
                                           ===================     ==================     ==================     ================

Limited Partners' Net Income (Loss)                    236,951               (832,011)              (498,146)          (1,517,169)

General Partner's Net Income (Loss)                     12,513                (48,171)               (33,820)             (91,766)
                                           -------------------     ------------------     ------------------     ----------------

                                                     $ 249,464              $(880,182)           $  (531,966)         $(1,608,935)
                                           ===================     ==================     ==================     ================

Change in Net Asset Value Per Unit                      $63.65               $(245.05)              $(172.05)            $(466.81)
                                           ===================     ==================     ==================     ================

Net income (loss) Per Unit (Note 2)                     $68.93               $(240.55)              $(151.92)            $(459.22)
                                           ===================     ==================     ==================     ================

        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.
                  STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD ENDED JUNE 30, 2000 AND THE YEAR ENDED DECEMBER 31, 1999

                                         Limited        General Partner   Total     Net Asset Value
                                         Partners
                                       --------------------------------------
                                         Units            Capital         Units         Capital            Capital      Per Unit
                                       -----------------------------------------------------------------------------------------

Partners' Capital, January 1, 1999      2,589.821       $13,840,543     196.580         $1,050,569      $14,891,112    $5,344.21
                                       -----------------------------------------------------------------------------------------

  Net income                                   --         1,220,159          --             77,201        1,297,360
  TIC 401(k) Plan unit adjustment (a)      14.141                --          --                 --               --
  Capital Contributions                 1,051.500         5,489,765          --                 --        5,489,765
  Redemptions                          (1.005.186)       (5,346,022)         --                 --       (5,346,022)
                                       -----------------------------------------------------------------------------

Partners' Capital, December 31, 1999    2,650.276        15,204,445     196.580          1,127,770       16,332,215    $5,736.93
 (b)
                                       ------------------------------------------------------------------------------

  Net income (loss)                            --          (498,146)         --            (33,820)        (531,966)
  TIC 401(k) Plan unit adjustment (a)       6.299                --          --                 --               --
  Capital Contributions                   921.092         5,193,186          --                 --        5,193,186
  Redemptions                            (495.042)       (2,745,032)         --                 --       (2,745,032)
                                       ------------------------------------------------------------------------------

Partners' Capital, June 30, 2000 (b)    3,082.625       $17,154,453     196.580         $1,093,950      $18,248,403    $5,564.88
                                       ==============================================================================

(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units

        The accompanying notes are an integral part of these statements.

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2000
                                  (UNAUDITED)

   (1)  ORGANIZATION
        ------------

        Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") was the general partner for the Partnership during the quarter ended June 30, 2000 and owned approximately 197 units of general partnership interest. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

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

        U.S. Government Securities Purchased Under Agreements to Resell
        ---------------------------------------------------------------

        Securities purchased under agreements to resell are collateralized investment transactions involving U.S. Government Securities and are carried at the amounts at which the securities will be subsequently resold plus accrued interest, which approximates market value. These transactions are part of the Partnership's operating activities, and it is the policy of the Partnership to take possession or control of all underlying assets and to use such assets as collateral in connection with its trading.

        DUE FROM BROKERS
        ----------------

        Due from brokers includes unrealized gains and losses on open commodity interests,forward contracts pending settlement as well as cash, foreign currencies and margin balances.

        PENDING PARTNER ADDITIONS
        -------------------------

        Pending partner additions is comprised of cash received prior to the last day of the quarter for which units were issued on the first day of the subsequent quarter. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

        NET INCOME/ (LOSS) PER UNIT
        ---------------------------

        Net income/(loss) per unit is computed by dividing net income by the monthly average of units outstanding at the beginning of each month.

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

    (7) FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF
        ----------------------------------------------------------------------
        CREDIT RISK
        -----------

        During June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Partnership to recognize all derivatives in the statements of financial condition at fair value with adjustments to fair value recorded through income. SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of SFAS No. 133," amended SFAS No.133 to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001, for all companies with calendar-year fiscal year). The Partnership has elected early adoption of SFAS No. 133 and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its security and commodity interests at market values or estimated fair values and of including any unrealized gains and losses in results of operations. Accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

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


The following table summarizes June 30, 2000 and December 31, 1999 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                June 30, 2000               December 31,1999
                                        ----------------------------   ---------------------------
                                         Assets         Liabilities     Assets        Liabilities
                                        --------        -----------    --------       -----------
Exchange Traded Contracts
   Interest Rate Contracts-
        Domestic                           10               15            $230              $12
        Foreign                            31                8              14               -

   Foreign Exchange Contracts-
        Financing Futures Contracts        -                 8              -                -
        Forward Currency Contracts         -                31              64               -

   Equity Index Futures-
        Domestic                           29               17              -                -
        Foreign                             5                5              56               3

Over-the-Counter Contracts:
        Interest Rate Swap                 -                -              236               -
        Commodity Swaps                    -                -               27               -
        Equity Index Swaps                 -               47               -                1

Non-Financial Derivative Instruments      191              467             183               -
                                        -----            -----           -----             -----
                                         $266             $598            $810              $16
                                        =====            =====           =====             =====

            ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
            -------  -------------------------------------
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $2,125,206 and redemptions of $1,896,534 during the quarter ended June 30, 2000 (the "Current Quarter"). From its inception through July 1, 2000, the Partnership received total Limited Partner contributions of $31,070,972 and had total withdrawals of $25,916,309. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of June 30, 2000 was approximately $1,094,000 representing 6% of the Partnership's equity. At July 1, 2000, the Partnership had a total of 90 Limited Partners.

     As specified in the Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 2000 of $3,524,174. The TIC 401(k) Plan's equity in the Partnership as of July 1, 2000 was approximately $3,836,789 representing approximately 20.94% of the Partnership's equity or approximately 22.97% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

 (1) LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Securities purchased under agreements to resell are collaterlized investment transactions involving U.S. Government Securities and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. As of June 30, 2000 and December 31, 1999, U.S. Government Securities purchased under agreements to resell maturing July 3, 2000 and January 3, 1999 represented approximately 80% and 70% of the total assets of the Partnership. To the extent necessary, such U.S. Government Securities are used by the Partnership as collateral in connection with its trading activities. The percentage that U.S. Government Securities purchased under agreements to resell bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as Government Securities are resold, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $324,407, compared to $209,017 during the quarter ended June 30, 1999. This increase was due to an increase in the Partnership's assets.

     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 4% and 19% of the Partnership's assets as of June 30, 2000 and December 31, 1999. The cash and U.S. Government Securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short-term and long-term basis.

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

 (3) RESULTS OF OPERATIONS
     ---------------------

     The following table compares net asset value per unit for the three and six months ended June 30, 2000 and 1999:

                               Net Asset Value per          Three Months Ended June 30            Six Months Ended June 30
                                      Unit
                            -----------------------     -------------------------------       ------------------------------
                                                                 $                %                   $               %
                                                        -------------------------------       ------------------------------
June 30, 2000                       $5,564.88                $   63.65          1.15%             $(172.05)        (3.00)%
June 30, 1999                       $4,877.40                $( 245.05)        (4.78%)            $(466.81)        (8.73)%

     Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of operations.

     The following table summarizes the components (in thousands) of Net Trading Gains, for the three and six months ended June 30, 2000 and 1999.

                                                            Three Months Ended                       Six Months Ended
                                                                 June 30,                                June 30,
                                                   ---------------------------------     -------------------------------------
                                                         2000               1999              2000                 1999
                                                   --------------      -------------     --------------      -----------------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                             $   28              $(390)           $  (90)               $  (366)
  Foreign                                                 (27)               226              (333)                  (117)

Foreign Exchange Contracts                                 63               (326)             (353)                  (883)

Equity Index Futures-
  Domestic                                               (801)              (431)             (663)                  (624)
  Foreign                                               1,532                (63)            1,039                   (669)

Over-the-Counter Contracts:

  Forward Currency Contracts                              209                136               106                    858
  Commodity Swaps                                        (551)              (216)             (411)                  (118)
  Equity Index Swaps                                       32                (28)               82                    (88)
  Interest Rate Swaps                                       -                  -                37                      -

Non-Derivative Financial Instruments                     (441)               105              (308)                   194
                                                  -----------      -------------     -------------      -----------------

   Total                                               $   44              $(987)            $(894)              $ (1,813)
                                                  ===========      =============     =============      =================

    Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of Net Trading Gains.

                                                             Three Months Ended,                  Six Months Ended,
                                                      -------------------------------     -------------------------------
                                                          June 30,          June 30,          June 30,          June 30,
                                                            2000              1999              2000              1999
                                                        ------------      ------------      ------------      ------------
Net trading gains and losses as a % of Net Assets            0.2%            (5.7)%           (4.61)%           (10.4)%
Brokerage Commissions & Fees as a % of Net Assets            0.2%              0.3%              0.6%              0.7%
Incentive Fees as a % of net trading gains and losses        0.0%              0.0%              0.0%              0.0%

     In general, commission rates have remained stable during the past three years. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended June 30, 1999. Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

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


         The following table illustrates the VaR for each component of market risk as of June 30, 2000. The dollar values represent the VaR assuming a 1.65 standard deviation move in each of the financial instruments indicated.

                                                                   VaR
Risk Factors                                                (95% Confidence)
------------                                             -------------------------

Interest Rate Futures and Option Contracts-
        Domestic                                                         $  22,110
        Foreign                                                            143,220

     Foreign Exchange Contracts                                            172,755

     Equity Index Futures-
        Domestic                                                           164,175
        Foreign                                                            130,515

     Non-Derivative Financial Instruments                                  199,320
                                                                          --------
                                                                          $832,095
                                                                          ========

                          PART II - OTHER INFORMATION


    CHANGES IN SECURITIES AND USE OF PROCEEDS
    -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 333-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 10,869.142 Units having an aggregate value of $31,070,972 have been sold through July 1, 2000.

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



August 14, 2000