Form 10-Q
period 2000-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 2000-11-14
CIK 861895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED:  9/30/00          COMMISSION FILE NUMBER:  333-52543
                        -------                                   ---------


                         TUDOR FUND FOR EMPLOYEES L.P.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Delaware                                          13-3543779
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)

1275 King Street, Greenwich, Connecticut                      06831
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
                         TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION


                                                                     SEPTEMBER 30,             DECEMBER 31,
                                                                         2000                     1999
                                                                     (UNAUDITED)                (AUDITED)
                                                                --------------------     ----------------------
                  ASSETS
                  ------
CASH                                                                     $   720,082                $ 4,225,187

U.S. GOVERNMENT SECURITIES PURCHASED UNDER
AGREEMENTS TO RESELL                                                      16,303,000                 15,600,000

EQUITY IN COMMODITY TRADING ACCOUNTS:
 Due from broker                                                           2,132,213                  1,622,633
 Net unrealized gain on open commodity interests                             881,097                    794,344
                                                                --------------------     ----------------------
  Total equity in commodity trading accounts                               3,013,310                  2,416,977

     Total assets                                                       $ 20,036,392               $ 22,242,164
                                                                ====================     ======================

     LIABILITIES AND PARTNERS' CAPITAL
     ---------------------------------
LIABILITIES:

Redemptions payable                                                      $   975,408                $ 2,654,830
Pending partner additions                                                    145,086                  3,067,980
Incentive fee payable                                                              -                     62,184
Management fee payable                                                        50,384                     51,617
Accrued professional fees and other                                          130,230                     73,338
                                                                --------------------     ----------------------

     Total liabilities                                                     1,301,108                  5,909,949
                                                                --------------------     ----------------------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 2,936.991 and
 2,650.276 outstanding at September 30, 2000 and
 December 31,  1999                                                       17,559,949                 15,204,445

General Partner, 196.580 units outstanding at September 30,
 2000 and December 31, 1999                                                1,175,335                  1,127,770
                                                                --------------------     ----------------------

     Total partners' capital                                              18,735,284                 16,332,215
                                                                --------------------     ----------------------

     Total liabilities and partners' capital                             $20,036,392                $22,242,164
                                                                ====================     ======================

        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2000 AND 1999
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                           SEPTEMBER 30,                               SEPTEMBER 30,
                                                   2000                   1999                 2000                  1999
                                           -------------------    -------------------    ------------------    ----------------
REVENUES:

Net realized trading gain (loss)                    $   65,118             $  570,007            $  401,546           $(457,850)
Change in net unrealized trading gain (loss)         1,186,043                296,900                68,465            (367,460)
Interest income                                        299,184                210,407               887,975             617,283
                                           -------------------    -------------------    ------------------   -----------------

Total revenues                                       1,550,345              1,077,314             1,357,986            (208,027)
                                           -------------------    -------------------    ------------------    ----------------

EXPENSES:

Brokerage commissions and fees                          43,235                 44,555               156,304             164,917
Management fee                                          74,343                 71,434               235,987             219,750
Professional fees and other                             48,658                 27,520               113,552              82,436
                                           -------------------    -------------------    ------------------    ----------------

Total expenses                                         166,236                143,509               505,843             467,103
                                           -------------------    -------------------    ------------------    ----------------

Net income (loss)                                  $ 1,384,109             $  933,805            $  852,143           $(675,130)
                                           ===================    ===================    ==================    ================

Limited Partners' Net Income (Loss)                  1,302,724                880,365               804,578            (636,804)

General Partner's Net Income (Loss)                     81,385                 53,440                47,565             (38,326)
                                           -------------------    -------------------    ------------------    ----------------

                                                   $ 1,384,109             $  933,805            $  852,143            (675,130)
                                           ===================    ===================    ==================    ================

Change in Net Asset Value Per Unit                    $ 414.01               $ 271.85              $ 241.96           $ (194.96)
                                           ===================    ===================    ==================    ================

Net income (loss) Per Unit (Note 2)                   $ 419.99               $ 276.19              $ 248.22           $ (194.97)
                                           ===================    ===================    ==================    ================

        The accompanying notes are an integral part of these statements.


                                                       TUDOR FUND FOR EMPLOYEES L.P.
                                                STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                               FOR THE PERIOD ENDED SEPTEMBER 30, 2000 AND THE YEAR ENDED DECEMBER 31, 1999


                                               Limited Partners              General Partner
                                         ---------------------------- ----------------------------       Total     Net Asset Value
                                          Units          Capital          Units       Capital           Capital        Per Unit
                                         ------------ --------------- ----------- ----------------  -------------- ---------------
Partners' Capital, January 1, 1999        2,589.821      $13,840,543     196.580       $1,050,569     $14,891,112      $5,344.21
                                         ------------ --------------- ----------- ----------------  -------------- ---------------

  Net income                                     --        1,220,159          --           77,201       1,297,360
  TIC 401(k) Plan unit adjustment (a)        14.141               --          --               --              --
  Capital Contributions                   1,051.500        5,489,765          --               --       5,489,765
  Redemptions                            (1.005.186)      (5,346,022)         --               --      (5,346,022)
                                         ------------ --------------- ----------- ----------------  -------------- ---------------

Partners' Capital, December 31, 1999 (b)  2,650.276       15,204,445     196.580        1,127,770      16,332,215      $5,736.93
                                         ------------ --------------- ----------- ----------------  -------------- ---------------

  Net income                                     --          804,578          --           47,565         852,143
  TIC 401(k) Plan unit adjustment (a)         9.758               --          --               --              --
  Capital Contributions                     935.141        5,271,366          --               --       5,271,366
  Redemptions                              (658.184)      (3,720,440)         --               --      (3,720,440)
                                         ------------ --------------- ----------- ----------------  -------------- ---------------

Partners' Capital, September 30, 2000 (b) 2,936.991      $17,559,949     196.580       $1,175,335     $18,735,284      $5,978.89
                                         ============ =============== =========== ================  ============== ===============



(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units


        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

    (1) ORGANIZATION
        ------------

        Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") was the general partner for the Partnership during the quarter ended September 30, 2000 and owned approximately 197 units of general partnership interest. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. Ownership of limited partnership units is restricted to either employees of TIC or its affiliates.

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

        U.S. GOVERNMENT SECURITIES PURCHASED UNDER AGREEMENTS TO RESELL
        ---------------------------------------------------------------

        U.S. Government Securities purchased under agreements to resell are collateralized investment transactions and are carried at the amounts at which the securities will be subsequently resold plus accrued interest, which approximates market value. These transactions are part of the Partnership's operating activities, and it is the policy of the Partnership to take possession or control of all underlying assets and to use such assets as collateral in connection with its trading.

        DUE FROM BROKERS
        ----------------

        Due from brokers includes forward contracts pending settlement as well as cash and foreign currency balances.

        PENDING PARTNER ADDITIONS
        -------------------------

        Pending partner additions is comprised of cash received prior to the last day of the quarter for which units were issued on the first day of the subsequent quarter. Pending partner additions do not participate in the earnings of the Partnership until the related units are issued.

        NET INCOME/(LOSS) PER UNIT
        ---------------------------

        Net income/(loss) per unit is computed by dividing net income by the average number of units outstanding at the beginning of each month during the relevant reporting period.

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

        In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines throughout the firm, regularly assesses and evaluates the Partnership's potential exposures to the financial markets based on analysis provided by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all such positions.

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

The following table summarizes the quarter-end assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):


                                                  September 30, 2000              December 31, 1999
                                               ---------------------------     --------------------------
                                                  Assets       Liabilities        Assets      Liabilities
                                                  ------       -----------        ------      -----------
Exchange Traded Contracts:
        Interest Rate Contracts-
           Domestic                                  43             -             $230           $12
           Foreign                                  128             -               14             -

        Foreign Exchange Contracts                    6             2               64             -

        Equity Index Futures-
           Domestic                                 219             -                -             -
           Foreign                                   93            11               56             3

Over-the-Counter Contracts:
        Interest Rate Swap                            -            34              236             -
        Commodity Swaps                               4             -               27             -
        Equity Index Swaps                            -             -                -             1
        Forward Currency Options                    398             -                -             -
Non-Financial Derivative Instruments                 76            39              183             -
                                               --------------  -----------     -------------  -----------
                                                   $967           $86             $810           $16
                 Total                         ==============  ===========     ============== ===========


   ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
   -------  -------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $78,180 and redemptions of $975,408 during the quarter ended September 30, 2000 (the "Current Quarter"). From its inception through October 1, 2000, the Partnership received total Limited Partner contributions of $31,216,058 and had total withdrawals of $26,891,717. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of September 30, 2000 was approximately $1,175,000 representing 6% of the Partnership's equity. At October 1, 2000, the Partnership had a total of 88 Limited Partners.

     As specified in the Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 2000 of $3,584,260. The TIC 401(k) Plan's equity in the Partnership as of October 1, 2000 was approximately $4,111,000 representing approximately 21.8% of the Partnership's equity or approximately 24.0% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks, counterparties or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading and the trading of other instruments. U.S. Government Securities purchased under agreements to resell are collaterlized investment transactions and are carried at the amount the securities will be subsequently resold plus accrued interest, which approximates market. As of September 30, 2000 and December 31, 1999, U.S. Government Securities purchased under agreements to resell maturing October 2, 2000 and January 3, 1999 represented approximately 81% and 70% of the total assets of the Partnership. To the extent necessary, such U.S. Government Securities are used by the Partnership as collateral in connection with its trading activities. The percentage that U.S. Government Securities purchased under agreements to resell bear to the total assets varies daily and monthly, as the market value of commodity interest contracts changes, as such securities are resold, and as the Partnership sells or redeems units. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $299,184, compared to $210,407 during the quarter ended September 30, 1999. This increase was due to an increase in the Partnership's assets.

     In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash deposited with banks represented approximately 4% and 19% of the Partnership's assets as of September 30, 2000 and December 31, 1999. The cash and U.S. Government Securities purchased under agreements to resell satisfy the Partnership's need for cash on both a short-term and long-term basis.

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

(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares net asset value per unit and changes in the net asset value per unit for the three and nine months ended September 30, 2000 and 1999:


                           Net Asset Value                Three Months Ended                      Nine Months Ended
                              per Unit                       September 30                            September 30
                        ----------------------     ---------------------------------      ------------------------------------
                                                            $                %                    $                  %
                                                   ---------------------------------      ------------------------------------
     Sept. 30, 2000             $5,978.89                $414.01           7.44%            $ 241.96                 4.22%
     Sept. 30, 1999             $5,149.25                $271.85           5.57%            $(194.96)              (3.65)%

     Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains") from strategies that use a variety of derivative financial instruments are recorded in the statements of operations.

     The following table summarizes the components (in thousands) of Net Trading Gains, for the three and nine months ended September 30, 2000 and 1999.


                                                         Three Months Ended                      Nine Months Ended
                                                            September 30,                           September 30,
                                                  ------------------------------        ----------------------------------
                                                      2000             1999                 2000                  1999
                                                  -----------     --------------        ------------           -----------
Exchange Traded Contracts:

Interest Rate Futures and Option Contracts-
  Domestic                                            $  (16)             $ 146             $  (106)              $  (221)
  Foreign                                                375                221                  43                   104

Foreign Exchange Contracts                              (806)              (442)             (1,159)               (1,323)

Equity Index Futures-
  Domestic                                               299                (14)              1,338                  (637)
  Foreign                                                318                305                (345)                 (364)

Over-the-Counter Contracts:

  Forward Currency Options                               608                 26                 713                   884
  Commodity Swaps                                        165                182                (245)                   63
  Equity Index Swaps                                      90                (10)                172                   (98)
  Interest Rate Currency Swaps                           (34)                                     2
                                                         209                408                 (99)                  602
Non-Financial Derivative Instruments
                                                  -----------     --------------        ------------           -----------
   Total                                              $1,208              $ 822             $   314               $  (990)
                                                  ===========     ==============        ============           ===========

    Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of Net Trading Gains.


                                                         Three Months Ended,                Nine Months Ended,
                                                    -----------------------------     ------------------------------
                                                      Sept. 30,       Sept. 30,         Sept. 30,         Sept. 30,
                                                      ---------       ---------         ---------         ---------
                                                        2000            1999              2000              1999
                                                        ----            ----              ----              ----
Net Trading Gains as a % of Net Assets                  7.1%            4.8%              1.7%             (5.7)%
Brokerage Commissions & Fees as a % of Net Assets       0.3%            0.3%              0.9%               1.0%
Incentive Fees as a % of Net Trading Gains              0.0%            0.0%              0.0%               0.0%

     In general, commission rates have remained stable during the past three years. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended September 30, 1999. Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active, and thus potentially more profitable during times of high inflation. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

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

        In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines throughout the firm, regularly assesses and evaluates the Partnership's potential exposures to the financial markets based on analysis provided by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all such positions.

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




The following table illustrates the VaR for each component of market risk as of September 30, 2000. The dollar values represent the VaR assuming a 1.65 standard deviation move in each of the financial instruments indicated.



                                                               VaR
Risk Factors                                             (95% Confidence)
------------                                           -------------------

Interest Rate Futures and Option Contracts-
     Domestic                                                  $ 45,375
     Foreign                                                   $150,150

Foreign Exchange Contracts                                     $ 32,835

Equity index futures-
     Domestic                                                  $182,985
     Foreign                                                   $130,845

Non-Financial Derivative Instruments                           $148,500

                           PART II - OTHER INFORMATION


     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 333-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 10,893.408 Units having an aggregate value of $31,216,058 have been sold through October 1, 2000.

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



November 14, 2000