Form 10-K
period 2000-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 2001-03-30
CIK 861895

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934 (FEE REQUIRED)

   For the fiscal year ended December 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

   For the transition period from      to

                       Commission file number 333-52543

                         Tudor Fund For Employees L.P.
            (Exact name of registrant as specified in its charter)


                  Delaware                             13-3543779

       (State or other jurisdiction of     (I.R.S Employer Identification No.)
       incorporation or organization)

        1275 King Street, Greenwich,                      06831
                 Connecticut
       (Address of principal executive                  (Zip code)
                  offices)

       Registrant's telephone number, including area code (203) 863-6700

          Securities registered pursuant to Section 12(g) of the Act:

         Title of each class                 Name of each exchange on which
             -----------                               registered
                                               --------------------------
                 N/A                                       N/A

          Securities registered pursuant to Section 12(g) of the Act:

                                      N/A
                               (Title of class)

                                      N/A
                               (Title of class)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

   State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

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

Partnership's Registration Statement on Form S-1, File No. 333-52543, as amended, dated June 8, 1998 - Part IV

                                    PART I

ITEM 1. Business.

   (a). General Development of Business. Tudor Fund For Employees L.P., a Delaware limited partnership (the "Partnership"), was formed on November 22, 1989. The business and objective of the Partnership is to generate appreciation of its assets through speculative trading of futures, forwards, option contracts and other derivative instruments, including commodity interests (collectively,"derivative instruments"). Only employees of Tudor Investment Corporation ("TIC") or its affiliates, and certain employee benefit plans of TIC or its affiliates, are eligible to become limited partners (each such owner a "Limited Partner") of the Partnership.

   Second Management LLC, a Delaware limited liability company and the general partner of the Partnership (the "General Partner" and together with the Limited Partners, the "Partners"), is responsible for selecting and monitoring the commodity trading advisors and brokers used by the Partnership and for performing all administrative services necessary to the Partnership's operations. The General Partner's main business office is located at 1275 King Street, Greenwich, Connecticut 06831, telephone (203) 863-6700, facsimile
(203) 863-8600.

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

   Management. The General Partner conducts and manages the business of the Partnership. The General Partner is authorized to delegate complete trading authority of all of the Partnership's Net Assets to one or more trading advisors. The General Partner has appointed TIC as the Partnership's sole trading advisor pursuant to a management agreement between TIC and the Partnership (the "Management Agreement"). The Management Agreement may be terminated at any time upon twenty-four hours written notice to the other party.

   The General Partner, on behalf of the Partnership, may engage and compensate from the funds of the Partnership, such persons as the General Partner deems advisable, including any person or entity affiliated with the General Partner. The General Partner is also authorized to retain commodity brokers.

   Other responsibilities of the General Partner include, but are not limited to, the following: determining whether the Partnership will make distributions; administering redemptions of Limited Partners' Units; preparing account statements, filings, registrations and other documents required by applicable regulatory bodies, exchanges, or boards; depositing the Partnership's assets in an account or accounts at banks or brokers selected by the General Partner; directing the investment of the Partnership's assets; executing various documents on behalf of the Partnership and the Limited Partners; and supervising the liquidation of the Partnership if an event causes the termination of the Partnership to occur.

   Professional fees and other. The Partnership pays its ordinary administrative expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $162,807, $111,279 and $120,599 for the years ended December 31, 2000, 1999 and 1998.

   Compensation of the Trading Advisor. Pursuant to the Management Agreement, the Partnership pays TIC a quarterly incentive fee equal to 12% of the "Trading Profits" (as defined in the Registration Statement) earned as of the end of each fiscal quarter and receives a monthly management fee equal to 1/12 of 2% of the Net Assets (a 2% annual rate). TIC waived its right to receive incentive and management fees attributable to Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan").

   For definitions of the terms "Management Agreement", "Trading Profits", "Charges and Expenses", "Trading Managers", "Net Asset Value per Unit" and "Net Assets", refer to the Registration Statement.

   The General Partner estimates that, considering the above charges, the Partnership may have to generate gross profits of up to approximately 1% of the Partnership's average annual Net Assets, depending on trading volume and the interest income it receives, simply to break even. It is contemplated that the greatest of these charges will be brokerage commissions (estimated at up to approximately 1% of the Partnership's average annual Net Assets) even though the General Partner endeavors to negotiate rates that are reasonable based on comparable industry standards.

   Commodity Brokers. The Partnership's commodity trading accounts are carried by its commodity brokers including Prudential Securities Incorporated, Salomon Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Morgan Stanley & Co International Limited, Goldman, Sachs & Co., Cargill Investor Services, Inc., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., Barclays Capital, Inc. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership's funds, commodities and other property; executing and/or clearing trades for the Partnership's accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership's account and other similar administrative functions.

   Foreign Exchange Dealer. Since inception, the Partnership has engaged in the trading of foreign exchange forward and metal forward contracts with Bellwether Partners LLC, a Delaware limited liability company ("BPL"), or its predecessor Bellwether Partners Inc. BPL is an affiliate of both the General Partner and TIC.

   Regulation. Congress enacted the Commodity Exchange Act as amended, (the "CE Act"), to regulate trading in commodity interests, the exchanges on which they are traded, the individual brokers who are members of such exchanges and the commodity professionals and commodity brokerage houses that trade in these commodity interests. The Commodity Futures Trading Commission ("CFTC") is an independent federal agency which administers the CE Act and is authorized to promulgate rules thereunder. Under the CE Act, the CFTC is empowered, among other things to (i) hear and adjudicate customer complaints against all individuals and firms registered or subject to registration under the CE Act;
(ii) seek injunctions and restraining orders; (iii) issue orders to cease and desist; and (iv) levy substantial fines. Transactions in spot or forward contracts or on exchanges located outside the United States may not be within the jurisdiction of the CFTC, and to the extent that the Partnership engages in such transactions, it may be engaging in "unregulated" transactions.

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

   (b). Financial Information About Industry Segments. The Partnership's business constitutes only one segment, a speculative commodity pool, for financial reporting purposes.

   (c). Narrative Description of Business.

     (1) See discussion under Item 1 (a) above.
     (i) - (ix): Not applicable.

  (x) Competition. The Partnership experiences and will continue to experience competition from publicly and privately offered commodity pools and other investment funds, such as mutual funds. The Partnership also competes with other customers of TIC and with affiliates of the General Partner that trade proprietary trading accounts. Under TIC's trading method, all commodity-only accounts under management (other than proprietary accounts) are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis. When TIC trades commodity interest contracts on behalf of an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity-only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time which increases competition for the Partnership as described above.

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

   (d). Financial Information About Foreign and Domestic Corporations and Export Sales. The Partnership has engaged in the trading of commodity interest contracts on exchanges located in foreign countries and has derived significant revenue therefrom. See Note 7 included in the Partnership's financial statements attached hereto.

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

                                   PART II.

ITEM 5. Market for Registrant's Units and Related Unit Holder Matters.

   (a) Market For Registrant's Units. There is no established public trading market for the Units. There have been no general distributions by the Partnership since its organization. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine what distributions, if any, the Partnership will make to its Partners.

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

   (b) Use of Proceeds. The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (commission file number 33-52543). Of the 20,000 Units that have been registered, 11,680 Units having an aggregate value of $36,797,427 had been sold through March 1, 2001.

ITEM 6. Selected Financial Data.

                                2000        1999        1998        1997        1996
                             ----------- ----------- ----------- ----------- -----------
   Revenues................  $ 5,538,110 $ 1,981,370 $ 5,159,521 $ 3,362,714 $ 1,417,232
   Expenses................    1,035,471     684,010     962,387     649,909     596,480
                             ----------- ----------- ----------- ----------- -----------
   Net Income..............  $ 4,502,639 $ 1,297,360 $ 4,197,134 $ 2,712,805 $   820,752
                             ----------- ----------- ----------- ----------- -----------
   Total Assets............  $27,918,377 $22,242,164 $18,265,036 $17,166,451 $12,138,706
                             ----------- ----------- ----------- ----------- -----------
   Partners' Capital.......  $22,161,072 $16,332,215 $14,891,112 $ 9,495,687 $ 8,526,366
                             ----------- ----------- ----------- ----------- -----------
   Units Outstanding.......    3,123.135   2,846.856   2,786.401   2,382.864   2,718.466
                             ----------- ----------- ----------- ----------- -----------
   NAV Per Unit............  $  7,095.78 $  5,736.93 $  5,344.21 $  3,984.99 $  3,136.46
                             ----------- ----------- ----------- ----------- -----------
   Change in NAV Per Unit..  $  1,358.85 $    392.72 $  1,359.22 $    848.53 $    272.71
                             ----------- ----------- ----------- ----------- -----------
   Net Income Per Unit.....  $  1,337.56 $    378.91 $  1,327.46 $    845.18 $    246.06
                             ----------- ----------- ----------- ----------- -----------

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The Partnership commenced operations on July 2, 1990. From inception through March 1, 2001, the Partnership received total Limited Partner contributions of $36,797,427. Total Limited Partner withdrawals for the same period were $27,261,510. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity interest in the Partnership as of March 1, 2001 was approximately $1,419,000, representing approximately 5% of the Partnership's equity. At March 1, 2001, the Partnership had a total of 93 Partners.

   As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and affiliates. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through March 1, 2001 of $3,676,628. The TIC 401(k) Plan's equity in the Partnership as of March 1, 2001 was approximately $5,105,000, representing approximately 18.1% of the Partnership equity or approximately 21.7% of the Partnership equity excluding Units held by the General Partner and affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. Furthermore, on August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

(1) Liquidity.

   The Partnership's assets are deposited and maintained with banks, BPL, or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Since the Partnership's sole purpose is to trade in futures, options, forward contracts and other commodity interests contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the years ended December 31, 2000, 1999 and 1998 was $1,203,878, $842,756, and $655,889 which represented 6.2%, 4.9%, and 4.8% of average net assets.

   In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash and cash equivalents represented approximately 91% and 89% of the Partnership's total assets as of December 31, 2000 and 1999. The cash and cash equivalents satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3) Results of Operations.

   The following table compares Net Asset Value per Unit for the years ended December 31, 2000, 1999 and 1998.

                                                          Increase in Net Asset
                                                             Value per Unit
                                                           For the Year Ended
                                             Net Asset    -----------------------
                                           Value Per Unit      $          %
                                           -------------- ------------ ----------
   December 31, 2000......................   $7,095.78    $   1,358.85    23.69%
   December 31, 1999......................   $5,736.93    $     392.72     7.35%
   December 31, 1998......................   $5,344.21    $   1,359.22    34.11%

   Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of income. The following table summarizes the components (in thousands) of Net Trading Gains, for the years ended December 31, 2000, 1999 and 1998:

                                                          2000    1999    1998
                                                         ------  ------  ------
   Exchange traded contracts:
     Interest rate futures and option contracts......... $1,794  $  491  $3,253
     Foreign exchange contracts.........................    480  (1,370)   (219)
     Equity index contracts.............................  1,493    (258)    782

   Over-the-counter contracts:
     Forward currency...................................  1,147     884     792
     Commodity swaps....................................   (125)     59    (350)
     Equity index swaps.................................    157     (99)     82
     Interest rate swaps................................    129     236     --
   Non-financial derivative instruments.................   (957)    981     (36)
                                                         ------  ------  ------
       Total............................................ $4,118  $  924  $4,304
                                                         ======  ======  ======

   Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to results generated in previous years. The following table illustrates the Partnership's Net Trading Gains as a return on average Net Assets, brokerage commissions and fees as a percentage of average Net Assets, and incentive fees as a percentage of Net Trading Gains.

                                                   For the Year Ended
                                         --------------------------------------
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Net Trading Gains as a % of average
    Net Assets.........................     21.26%        5.31%       31.43%
   Brokerage Commissions & Fees as a %
    of average Net Assets..............       1.1%         1.2%         1.4%
   Incentive Fees as a % of Net Trading
    Gains..............................      8.25%        6.73%        9.34%

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

(4) Risk Management.

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Partnership to recognize all derivatives on the statements of financial condition at fair value. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," amended SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001, for all companies with calendar-year fiscal year). The Partnership has elected early adoption of SFAS No. 133 and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its securities positions and derivative instruments at market or estimated fair values and of including any unrealized gains and losses in results of operations. Accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

   In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of futures, forwards, options, swaps and other derivative instruments. For futures, forwards, swaps and forward rate agreements the unrealized gain or loss, rather than the contract or notional amounts, represents the approximate future cash requirements.

   The Partnership is subject to market and credit risk associated with changes in the value of the underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform, which amount may be in excess of the amounts recognized in the statements of financial condition. As a writer of options, the Partnership bears the risk of unfavorable changes in the price of the underlying instrument which may be in excess of the premium received.

   TIC takes an active role in managing and controlling the Partnership's market and credit risk and has established formal control procedures which are reviewed on an ongoing basis.

   In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's risk management committee, comprised of senior personnel from different disciplines, regularly assesses and evaluates the Partnership's potential exposures to market risk based on analyses performed by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of the many analytical tools used by the Risk Management Department to monitor and review the market risk exposure of the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.

   The following table illustrates the VaR for each component of market risk as of December 31, 2000. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                                      VaR
      Risk Factors                                              (95% Confidence)
      ------------                                              ----------------
      Exchange traded contracts
       Interest rate futures and option contracts..............     $204,435
       Foreign exchange contracts..............................      198,000
       Equity index futures....................................       87,450
      Non-derivative financial instruments.....................       29,040
                                                                    --------
                                                                    $518,925
                                                                    --------

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

   TIC attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. TIC has established a formal Credit Committee, comprised of senior managers from different disciplines, that meets regularly to analyze the credit risks associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions, including cash and cash equivalents, are invested with or held at institutions of high credit standing. The Credit Committee establishes counterparty exposure limits and specifically designates which product types are approved for trading.

   The Partnership also reduces its credit risk by entering into master agreements with certain counterparties that include netting provisions that incorporate the right of "offset" (assets less liabilities) across OTC contracts with such counterparties. Accordingly, cash collateral received is net against the contractual commitment asset and a liability is recorded to the counterparty for the cash collateral pledged.

   Counterparties' creditworthiness is monitored in the context of the Partnership's overall exposure to such counterparties. BPL is the Partnership's primary forward contract counterparty (Note 6 of the attached Financial Statements). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, including BPL, there always is a risk of nonperformance.

   Generally, financial contracts can be closed out at TIC's discretion. An illiquid or closed market, however, could prevent the closeout of positions.

ITEM 8. Financial Statements and Supplementary Data.

   See attached financial statements for:

     Statements of Financial Condition as of December 31, 2000 and 1999

     Statements of Operations for the years ended December 31, 2000, 1999 and
  1998

     Statements of Changes in Partners' Capital for the years ended December 31, 2000, 1999 and 1998

     Notes to Financial Statements, December 31, 2000, 1999 and 1998

   The financial statements presented have been prepared pursuant to rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management of the General Partner, includes all adjustments necessary for a fair statement of each year presented.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                                     None

                                   PART III.

ITEM 10. Directors and Executive Officers of the Registrant.

   Second Management LLC, a Delaware limited liability company (the "General Partner"), is the general partner of the Partnership. The General Partner's principal office is located at 1275 King Street, Greenwich, Connecticut 06831; Telephone No. 203-863-6700; and Facsimile No. 203-863-8600. The General Partner is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

   Tudor Investment Corporation, a Delaware corporation ("TIC"), is the Trading Advisor to the Partnership. TIC's principal office is located at 1275 King Street, Greenwich, Connecticut 06831; Telephone No. 203-863-6700; and Facsimile No. 203-863-8600. TIC is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

   TIC and its United Kingdom affiliate, Tudor Capital (U.K.), L.P., act as general partner and/or trading advisor or sub-advisor to other United States and non-United States investment funds that invest in global (including emerging market) fixed income and equity securities, currencies, commodities, and derivatives.

   The Board of Directors of the Trading Advisor consists of the following people:

     Paul Tudor Jones, II
     Mark F. Dalton
     John G. Macfarlane, III
     James J. Pallotta
     Andrew S. Paul
     Mark Pickard
     Mark V. Houghton-Berry
     Robert P. Forlenza
     Richard L. Fisher

   With the exception of Mr. Fisher, all of the Directors are senior officers of the Trading Advisor and/or its affiliates.

   Paul Tudor Jones, II, age 46, is the Chairman and Chief Executive Officer and the controlling stockholder of the Trading Advisor, which is a trading advisor and pool operator for several commodity pools and investment funds. Mr. Jones has traded commodity interests for his proprietary accounts since September 1977 and for customer accounts since January 1981. Mr. Jones is a member of the Commodity Exchange, Inc., the New York Board of Trade, Inc., the Chicago Board of Trade, and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Directors of the Cantor Fitzgerald Futures Exchange. Mr. Jones served as Chairman of the New York Cotton Exchange (which is now a division of the New York Board of Trade) from August 1992 through June 1995. Mr. Jones is the Founder and a Director of The Robin Hood Foundation, a charitable foundation, and is a Director of the National Fish and Wildlife Foundation and the Everglades Foundation Inc.

   Mark F. Dalton, age 50, has been the President of the Trading Advisor since September 1988. Mr. Dalton is also a director of Progenics Pharmaceuticals, Inc., Cathay Investment Fund Limited and certain not-for-profit educational and charitable organizations. Mr. Dalton does not participate in the trading of commodity interest contracts for customer accounts of the Trading Advisor or its affiliates.

   John G. Macfarlane, III, age 46, is the Chief Operating Officer and a Managing Director of the Trading Advisor. Prior to joining the Trading Advisor in January 1998, Mr. Macfarlane was employed by Salomon

Brothers and its affiliates where he served in various senior positions, including Managing Director and head of United States and Asian Fixed Income Derivatives and Treasurer. Mr. Macfarlane is a Director of the Futures Industry Association. Mr. Macfarlane does not participate in the trading of customer accounts of the Trading Advisor or its affiliates.

   James J. Pallotta, age 43, is a Managing Director and the Director--U.S. Equities Group of the Trading Advisor. Mr. Pallotta was previously a principal portfolio manager at Essex Investment Management, Inc. ("Essex"). He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989, and commenced actively directing the management of client funds in January 1989. He became a member of the Board of Directors of Essex in 1990. Mr. Pallotta joined the Trading Advisor in August 1993.

   Andrew S. Paul, age 48, is a Managing Director, the General Counsel and the Secretary of the Trading Advisor. Mr. Paul joined the Trading Advisor in July 1989. Mr. Paul does not participate in the trading of customer accounts for the Trading Advisor or its affiliates.

   Mark Pickard, age 45, is a Managing Director and the Chief Financial Officer of the Trading Advisor. From May 1995 until June 1996, Mr. Pickard was a Managing Director of Tudor Software, L.L.C. Mr. Pickard does not participate in the trading of customer accounts for the Trading Advisor or its affiliates.

   Mark V. Houghton-Berry, age 42, is a Managing Director of the affiliates of the Trading Advisor that maintain offices in Surrey, England. Prior to joining Tudor in July 1995, Mr. Houghton-Berry was an Executive Director and Head of Proprietary Trading in London with Goldman Sachs International.

   Robert P. Forlenza, age 45, is a Managing Director of the Trading Advisor. Mr. Forlenza joined the Trading Advisor in January 1995. From 1989 until January 1995, Mr. Forlenza was a Vice President of Carlisle Capital Corporation, a private leveraged buyout firm. Mr. Forlenza does not participate in the trading of commodity interest contracts for customer accounts of the Trading Advisor or its affiliates.

   Richard L. Fisher, age 47, is an outside Director of the Trading Advisor. Since September 1983, Mr. Fisher has been a Managing Director of Dunavant Enterprises, Inc. Mr. Fisher has been a Director of the Trading Advisor since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of the Trading Advisor or its affiliates.

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

ITEM 11. Executive Compensation.

   The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and controlling shareholder of the General Partner receives no compensation from the Partnership. TIC earned $656,067, $357,955, and $641,936 in incentive and management fees from the Partnership during 2000, 1999 and 1998.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.

   (a) Security Ownership of Certain Beneficial Owners. As of March 1, 2001, the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:

                                                              No.
Name                     Address                             Units    Percent
----                     -------                            -------   -------
Tudor 401K Savings and   1275 King Street                   707.499    18.1%
Profit-Sharing Plan      Greenwich, CT 06831

Robert P. Forlenza (1)   c/o Tudor Investment Corporation   229.498     5.9%
                         1275 King Street
                         Greenwich, CT 06831

Mark Pickard (2)         c/o Tudor Investment Corporation   223.004     5.7%
                         1275 King Street
                         Greenwich, CT 06831

Second Management LLC    1275 King Street                   196.580     5.0%
                         Greenwich, CT 06831

--------
(1) Robert P. Forlenza is a Managing Director and Director of TIC.
(2) Mark Pickard is a Managing Director and the Chief Financial Officer of the General Partner and TIC and a Director of TIC.

   (b) Security Ownership of Management. As of January 1, 2001, the General Partner and the executive officers of the General Partner collectively owned 16.47% of the outstanding interests in the Partnership. As of January 1, 2001, in addition to the persons identified in the table above, Mark Dalton and Andrew Paul, each of whom is a principal of both the General Partner and the Trading Advisor, owned 118.8156 Units (3.04%) and 105.6967 Units (2.70%), respectively.

   (c) Changes in Control. There have been no changes in control of the Partnership.

ITEM 13. Certain Relationships and Related Transactions.

   (a) Transactions with Management and Others.

     See Item 1(a), General Development of Business, Management; Item 1(c)
  (1)(x), Narrative Description of Business, Competition; Item 11, Executive Compensation; and Note 6--"Related Party Transactions" of "Notes To Financial Statements" in the accompanying Financial Statements.

   (b) Certain Business Relationships.

    (1) None.

     (2) The Partnership incurred incentive and management fees payable to TIC of $656,067, $357,955 and $641,936 for the years ended December 31, 2000, 1999, and 1998, which were in excess of 10% of the Partnership's total revenue of $5,538,110, $1,981,370, and $5,159,521 for the respective periods referred to above.

    (3) None.

    (4) Not applicable.

    (5) Not applicable.

                                   PART IV.

ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

   (a) 1. Financial Statements.

   The following financial statements and report of independent public accountants are set forth in the annexed financial statements:

    Report of Independent Public Accountants
    Statements of Financial Condition as of December 31, 2000 and 1999 For the years ended December 31, 2000, 1999 and 1998:
      Statements of Operations
      Statements of Changes in Partners' Capital
    Notes to Financial Statements, December 31, 2000, 1999 and 1998

   The Partnership meets all the provisions of SFAS No. 102, Paragraph 7, "Statement of Cash Flows--Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Required for Resale." Therefore, statements of cash flows have not been provided.

   2. No financial statement schedules are required to be filed.

   3. Exhibits. (unless otherwise indicated, each Exhibit was previously filed and has not been amended in any material respect).

    1.01 Form of Selling Agreement among Cargill Investor Services, Inc., Second Management LLC, and the Partnership.

    3.01 Form of Second Amended and Restated Limited Partnership Agreement of the Partnership.

    3.02(a) Certificate of Limited Partnership of the Partnership.

    3.02(b) Amendment to the Certificate of Limited Partnership of the Partnership.

    10.01(a) Form of Amended and Restated Customer Foreign Exchange
             Agreement between the Partnership and Bellwether Partners LLC.

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

    10.03(d)Form of Subscription Agreement for use in making additions to existing accounts.

    10.04(a) Form of Escrow Agreement among the Partnership, Seventh
             Management, Inc., and United States Trust Company of New York.

    10.04(b) Form of Amendment to Escrow Agreement among the Partnership,
             Cargill Investor Services, Inc., and United States Trust Company of New York.

   (b) Reports on Form 8-K.

     No reports on Form 8-K were filed during the year ended December 31, 2000.

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

                                          Tudor Fund For Employees L.P.

                                          By:  Second Management LLC,
                                              General Partner

                                          By: _________________________________
                                              Mark F. Dalton President

Date: March 30, 2001

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC

                                                        March 30, 2001
      By: _________________________________
             Paul T. Jones, II, Chairman and
                 Chief Executive Officer

                                                        March 30, 2001
      By: _________________________________
                 Mark F. Dalton, President

                                                        March 30, 2001
      By: _________________________________
             John Macfarlane, Managing Director
                 and Chief Operating Officer

                                                        March 30, 2001
      By: _________________________________
               Mark Pickard, Managing Director
                 and Chief Financial Officer

                                                        March 30, 2001
      By: _________________________________
             Andrew S. Paul, Managing Director,
                General Counsel and Secretary

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

                                          Tudor Fund For Employees L.P.

                                          By: Second Management LLC,
                                             General Partner

                                                    /s/ Mark F. Dalton
                                          By: _________________________________
                                                Mark F. Dalton President

Date: March 30, 2001

   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                             SECOND MANAGEMENT LLC

                    /s/ Paul T. Jones, II               March 30, 2001
      By: _________________________________
               Paul T. Jones, II, Chairman and
                   Chief Executive Officer

                     /s/ Mark F. Dalton                 March 30, 2001
      By: _________________________________
                  Mark F. Dalton, President

                     /s/ John Macfarlane                March 30, 2001
      By: _________________________________
             John Macfarlane, Managing Director
                 and Chief Operating Officer

                      /s/ Mark Pickard                  March 30, 2001
      By: _________________________________
               Mark Pickard, Managing Director
                 and Chief Financial Officer

                     /s/ Andrew S. Paul                 March 30, 2001
      By: _________________________________
             Andrew S. Paul, Managing Director,
                General Counsel and Secretary

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
Tudor Fund For Employees L.P.:

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 2000 and 1999, and the related statements of operations and changes in partners' capital for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. as of December 31, 2000 and 1999, and the results of its operations for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.

                                        /s/ Arthur Andersen LLP

New York, New York
March 8, 2001

                         TUDOR FUND FOR EMPLOYEES L.P.

                       STATEMENTS OF FINANCIAL CONDITION

                           December 31, 2000 and 1999

                                                           2000        1999
                                                        ----------- -----------
                        ASSETS

  Cash and cash equivalents............................ $25,307,514 $19,825,187
  Due from brokers.....................................   2,610,863   2,416,977
                                                        ----------- -----------
    Total assets....................................... $27,918,377 $22,242,164
                                                        =========== ===========


           LIABILITIES AND PARTNERS' CAPITAL

LIABILITIES:
  Pending partner additions............................ $ 4,931,369 $ 3,067,980
  Redemptions payable..................................     369,794   2,654,830
  Incentive fee payable................................     339,869      62,184
  Management fee payable...............................      29,661      51,617
  Accrued professional fees and other..................      86,612      73,338
                                                        ----------- -----------
    Total liabilities..................................   5,757,305   5,909,949
                                                        ----------- -----------

PARTNERS' CAPITAL:
  Limited Partners, 20,000 units authorized and
   2,926.555
   and 2,650.276 units outstanding as of December 31,
   2000 and 1999....................................... $20,766,179 $15,204,445
  General Partner, 196.580 units outstanding as of
   December 31, 2000 and 1999..........................   1,394,893   1,127,770
                                                        ----------- -----------
    Total partners' capital............................  22,161,072  16,332,215
                                                        ----------- -----------
    Total liabilities and partners' capital............ $27,918,377 $22,242,164
                                                        =========== ===========


        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.

                            STATEMENTS OF OPERATIONS

              For the Years Ended December 31, 2000, 1999 and 1998

                                                 2000        1999       1998
                                              ----------  ---------- ----------
Revenues:
  Net realized trading gain.................. $4,697,983  $1,048,971 $3,978,084
  Change in net unrealized trading gain
   (loss)....................................   (373,658)     84,556    519,794
  Interest income............................  1,213,785     847,843    661,643
                                              ----------  ---------- ----------
    Total revenues...........................  5,538,110   1,981,370  5,159,521
                                              ----------  ---------- ----------
Expenses:
  Brokerage commissions and fees.............    206,690     209,689    194,098
  Management fee.............................    316,198     295,771    239,867
  Incentive fee..............................    339,869      62,184    402,069
  Professional fees and other................    162,807     111,279    120,599
  Interest expense...........................      9,907       5,087      5,754
                                              ----------  ---------- ----------
    Total expenses...........................  1,035,471     684,010    962,387
                                              ----------  ---------- ----------
    Net income............................... $4,502,639  $1,297,360 $4,197,134
                                              ==========  ========== ==========

Limited Partners' Net Income................. $4,235,516  $1,220,159 $3,929,937
General Partner's Net Income.................    267,123      77,201    267,197
                                              ----------  ---------- ----------
  Net income................................. $4,502,639  $1,297,360 $4,197,134
                                              ==========  ========== ==========
  Change in Net Asset Value Per Unit......... $ 1,358.85  $   392.72 $ 1,359.22
                                              ----------  ---------- ----------
  Net Income Per Unit........................ $ 1,337.56  $   378.91 $ 1,327.46
                                              ----------  ---------- ----------


        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

              For the Years Ended December 31, 2000, 1999 and 1998

                            Limited Partners       General Partner                Net Asset
                         -----------------------  ------------------    Total       Value
                           Units       Capital     Units   Capital     Capital    Per Unit
                         ----------  -----------  ------- ---------- -----------  ---------
PARTNERS' CAPITAL,
 January 1, 1998........  2,186.284  $ 8,712,315  196.580 $  783,372 $ 9,495,687  $3,984.99

 Net income.............        --     3,929,937      --     267,197   4,197,134
 TIC 401(k) Plan unit
  adjustment (Note 3)...     24.416          --       --         --          --
 Capital contributions..  1,303.556    5,270,917      --         --    5,270,917
 Redemptions............   (924.435)  (4,072,626)     --         --   (4,072,626)
                         ----------  -----------  ------- ---------- -----------
PARTNERS' CAPITAL,
 December 31, 1998......  2,589.821   13,840,543  196.580  1,050,569  14,891,112  $5,344.21
 Net income.............        --     1,220,159      --      77,201   1,297,360
 TIC 401(k) Plan unit
  adjustment (Note 3)...     14.141          --       --         --          --
 Capital contributions..  1,051.500    5,489,765      --         --    5,489,765
 Redemptions............ (1,005.186)  (5,346,022)     --         --   (5,346,022)
                         ----------  -----------  ------- ---------- -----------
PARTNERS' CAPITAL,
 December 31, 1999......  2,650.276   15,204,445  196.580  1,127,770  16,332,215  $5,736.93

 Net income.............        --     4,235,516             267,123   4,502,639
 TIC 401(k) Plan unit
  adjustment (Note 3)...     27.169          --       --         --          --
 Capital contributions..    959.408    5,416,452      --         --    5,416,452
 Redemptions............   (710.298)  (4,090,234)     --         --   (4,090,234)
                         ----------  -----------  ------- ---------- -----------
PARTNERS' CAPITAL,
 December 31, 2000......  2,926.555  $20,766,179  196.580 $1,394,893 $22,161,072  $7,095.78
                         ==========  ===========  ======= ========== ===========  =========


        The accompanying notes are an integral part of these statements.

                         TUDOR FUND FOR EMPLOYEES L.P.

                         NOTES TO FINANCIAL STATEMENTS

                       December 31, 2000, 1999 and 1998


1. Organization and Business

   Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") is the general partner of the Partnership. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and a Commodity Trading Advisor and is a member of the National Futures Association in such capacities. Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

   The objective of the Partnership is to realize capital appreciation through speculative trading of futures, forwards, option contracts and other derivative instruments, including commodity interests (collectively, "derivative instruments"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Partnership Agreement dated as of May 22, 1996 ("the Limited Partnership Agreement").

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

2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

   Cash and cash equivalents include cash held at banks and overnight time deposits.

 Revenue Recognition and Valuation Methodologies

   Trading activities, including related revenues and expenses, are recorded on a trade date basis. Interest income and expense are recorded on the accrual basis.

   Derivative instruments are valued at independent market values when available from major exchanges or, if none is available, at independent broker quotations or fair value as determined by management. In determining fair value, management utilizes pricing models with market quoted inputs and also considers closing exchange prices of related instruments, time value of money, volatility factors of the underlying instruments, and other market conditions. The valuations are comparable to those obtained from the counterparties to the contracts.

 Brokerage Commissions and Fees

   These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interests trades. Commissions and fees associated with open commodity interests at the end of the period are accrued.

                         TUDOR FUND FOR EMPLOYEES L.P.

                       December 31, 2000, 1999 and 1998


 Incentive Fee

   The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership. Since inception of the TIC 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), TIC has waived its right to receive an incentive fee attributable to units held at the beginning of each month by the TIC 401(k) Plan.

 Management Fee

   The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC has waived its right to receive a management fee attributable to units held at the beginning of each month by the TIC 401(k) Plan.

 Foreign Currency Translation

   Assets and liabilities denominated in foreign currencies are translated at year-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of operations.

 Due From Brokers

   Due from brokers primarily consists of foreign currencies and cash balances carried as margin deposits with clearing brokers for the purpose of trading in commodity interests, futures contracts and other derivative instruments. Also included in due from brokers is the unrealized gains and losses on open commodity interests, futures contracts and other derivative instruments. As of December 31, 2000 and 1999, due from broker was comprised of $2,212,410 and $1,622,633 in cash balances and foreign currencies and $401,008 and $794,344 in unrealized gains on commodity interests, open futures contracts and other derivative instruments.

 Pending Partner Additions

   Pending partner additions is comprised of cash received prior to year-end for which units were issued on January 1 of the subsequent year. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

 Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing the financial statements are reasonable and prudent; however, actual results could differ from these estimates.

 Reclassifications

   Certain reclassifications have been made to prior year balances to conform with current year presentation.

                         TUDOR FUND FOR EMPLOYEES L.P.

                       December 31, 2000, 1999 and 1998


 Recent Accounting Pronouncements

   In September of 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities--a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of the SFAS 140 provisions as of December 31, 2000 and effective subsequent to March 31, 2001 are not anticipated to have a material impact on the Partnership's financial statements.

3. Capital Accounts

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

                         TUDOR FUND FOR EMPLOYEES L.P.

                       December 31, 2000, 1999 and 1998


   Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 5% of the Partnership's net assets. During 2000, 1999 and 1998, the Partnership earned interest income of $37,163, $30,518 and $60,264, respectively, from deposits of collateral with BPL. At December 31, 2000, 1999 and 1998, the amounts on deposit with BPL were $1,128,484, $540,796, and $657,501 (including ($2,428), $74,335 and $82,643 in unrealized trading gains (losses)) as of December 31, 2000, 1999 and 1998, respectively.

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

7. Financial Instruments with Off-Balance Sheet Market Risk and Concentration of Credit Risk

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement requires the Partnership to recognize all derivatives on the statements of financial condition at fair value. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," amended SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001, for all companies with calendar-year fiscal year). The Partnership has elected early adoption of SFAS No. 133 and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its securities positions and derivative instruments at market or estimated fair values and of including any unrealized gains and losses in results of operations. Accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

   In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of futures, forwards, options, swaps and other derivative instruments. For futures, forwards, swaps and forward rate agreements the unrealized gain or loss, rather than the contract or notional amounts, represents the approximate future cash requirements.

   The Partnership is subject to market and credit risk associated with changes in the value of the underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform, which amount may be in excess of the amounts recognized in the statements of financial condition. As a writer of options, the Partnership bears the risk of unfavorable changes in the price of the underlying instrument which may be in excess of the premium received.

   TIC takes an active role in managing and controlling the Partnership's market and credit risk and has established formal control procedures which are reviewed on an ongoing basis.

                         TUDOR FUND FOR EMPLOYEES L.P.

                       December 31, 2000, 1999 and 1998


   In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's risk management committee, comprised of senior personnel from different disciplines, regularly assesses and evaluates the Partnership's potential exposures to market risk based on analyses performed by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of the many analytical tools used by the Risk Management Department to monitor and review the market risk exposure of the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.

   TIC attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. TIC has established a formal Credit Committee, comprised of senior managers from different disciplines, that meets regularly to analyze the credit risks associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions, including cash and cash equivalents, are invested with or held at institutions of high credit standing. The Credit Committee establishes counterparty exposure limits and specifically designates which product types are approved for trading.

   The Partnership also reduces its credit risk by entering into master agreements with certain counterparties that include netting provisions that incorporate the right of "offset" (assets less liabilities) across OTC contracts with such counterparties. Accordingly, cash collateral received is net against the contractual commitment asset and a liability is recorded to the counterparty for the cash collateral pledged.

   The Partnership has bi-lateral collateral agreements ("Collateral Agreements") with its counterparties whereby the Partnership is required to monitor the fair value of its derivative transactions on a daily basis and will pledge or pull back additional collateral as necessary. As of December 31, 2000, the Partnership has pledged $351,000 and received $60,000 of cash collateral, respectively, under these Collateral Agreements. The Partnership records cash collateral posted as a receivable from the counterparty. The Partnership nets this cash received against the contractual commitment asset, when legal right of off-set exists and records a liability to the counterparty for this cash collateral. As of December 31, 2000, the Partnership has no securities collateral pledged or received under these Collateral Agreements.

   Counterparties' creditworthiness is monitored in the context of the Partnership's overall exposure to such counterparties. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, including BPL, there always is a risk of nonperformance.

                         TUDOR FUND FOR EMPLOYEES L.P.

                       December 31, 2000, 1999 and 1998


   The following table summarizes the Partnership's year-end assets and liabilities at December 31, 2000 and 1999, resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                  2000               1999
                                           ------------------ ------------------
                                           Assets Liabilities Assets Liabilities
                                           ------ ----------- ------ -----------
   Exchange traded contracts:
     Interest rate contracts.............   $182      $--      $244      $12
     Foreign exchange contracts..........     --        6        64       --
     Equity index contracts..............    124       --        56        3

   Over-the-counter contracts:
     Commodity swaps.....................     94       --        27       --
     Equity swaps........................     --       --        --        1
     Interest rate swaps.................      7       --       236       --

   Non-financial instruments.............     --       --       183       --
                                            ----      ---      ----      ---
                                            $407      $ 6      $810      $16
                                            ====      ===      ====      ===