Form 10-Q
period 2001-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 2001-05-15
CIK 861895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED: 3/31/01                 COMMISSION FILE NUMBER: 333-52543
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

                                  X   YES  NO
                                 ---      ----

                         PART I - FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                          TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                   MARCH 31,         DECEMBER 31,
                                                                                      2001               2000
                                                                                  (UNAUDITED)         (AUDITED)
                                                                                ---------------    ----------------
                                     ASSETS
                                     ------
Cash and Cash Equivalents                                                       $    28,691,497    $     25,307,514
Due from brokers                                                                      6,237,349           2,610,863
                                                                                ---------------    ----------------
         Total assets                                                           $    34,928,846    $     27,918,377
                                                                                ===============    ================
                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:
Securities sold, not yet purchased, at market value (proceeds
   $417,120 and $0 as of March 31, 2001 and December 31, 2000)                  $       627,264    $              -
Redemptions payable                                                                   1,652,827             369,794
Pending partner additions                                                             3,145,000           4,931,369
Management fee payable                                                                  148,185              29,661
Incentive fee payable                                                                   268,878             339,869
Accrued professional fees and other                                                     113,585              86,612
                                                                                ---------------    ----------------
         Total liabilities                                                            5,955,739           5,757,305
                                                                                ---------------    ----------------
PARTNERS' CAPITAL:
Limited Partners, 20,000 units authorized and 3,512.761 and
  2,926.555 outstanding at March 31, 2001 and December 31, 2000                      27,437,645          20,766,179
General Partner, 196.580 units outstanding at March 31, 2001 and
  December 31, 2000                                                                   1,535,462           1,394,893
                                                                                ---------------    ----------------
         Total partners' capital                                                     28,973,107          22,161,072
                                                                                ---------------    ----------------
         Total liabilities and partners' capital                                $    34,928,846    $     27,918,377
                                                                                ===============    ================

        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                                                     MARCH 31,       MARCH 31,
                                                       2001            2000
                                                   ----------------------------
REVENUES:

Net realized trading gains (losses)                $  3,958,539    $   (433,480)
Change in net unrealized trading losses                (979,936)       (430,586)
Interest income                                         389,323         264,384
                                                   ------------    ------------
        Total revenues                                3,367,926        (599,682)
                                                   ------------    ------------
EXPENSES:

Brokerage commissions and fees                           62,554          74,009
Incentive fee                                           268,878             -
Management fee                                          118,524          79,391
Professional fees and other                              34,477          28,349
                                                   ------------    ------------
        Total expenses                                  484,433         181,749
                                                   ------------    ------------
        Net gain (loss)                            $  2,883,493    $   (781,431)
                                                   ============    ============
        Limited Partners' net gain (loss)             2,742,924        (735,097)
        General Partners' net gain (loss)               140,569         (46,334)
                                                   ------------    ------------
                                                   $  2,883,493    $   (781,431)
                                                   ============    ============
        Changes in Net Asset Value per Unit        $     715.07    $    (235.70)
                                                   ============    ============
        Net gain (loss) per Unit (Note 2)          $     736.55    $    (230.89)
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD ENDED MARCH 31, 2001 AND THE YEAR ENDED DECEMBER 31, 2000

                                                             Limited Partners                           General Partner
                                                 ----------------------------------------- -----------------------------------------
                                                       Units               Capital               Units                Capital
                                                 ------------------- --------------------- ------------------  ---------------------
Partners' Capital, January 1, 2000                      2,650.276          $ 15,204,445            196.580             $ 1,127,770
                                                 ------------------- --------------------- ------------------  ---------------------
     Net income                                         --                    4,235,516          --                        267,123
     TIC 401(k) Plan unit adjustment (a)                   27.169            --                  --                    --
     Capital Contributions                                959.408             5,416,452          --                    --
     Redemptions                                         (710.298)           (4,090,234)         --                    --
                                                 ------------------- --------------------- ------------------  ---------------------
Partners' Capital, December 31, 2000  (b)               2,926.555            20,766,179            196.580               1,394,893
     Net income                                         --                    2,742,924          --                        140,569
     TIC 401(k) Plan unit adjustment (a)                   11.237            --                  --                    --
     Capital Contributions                                786.576             5,581,369          --                    --
     Redemptions                                         (211.607)           (1,652,827)         --                    --
                                                 ------------------- --------------------- ------------------  ---------------------
Partners' Capital, March 31, 2001 (b)                   3,512.761          $ 27,437,645            196.580             $ 1,535,462
                                                 =================== ===================== ==================  =====================

                                                          Total           Net Asset Value
                                                        Capital             Per Unit
                                                 ------------------------------------------

Partners' Capital, January 1, 2000                      $ 16,332,215            $ 5,736.93
                                                 ----------------------
     Net income                                            4,502,639
     TIC 401(k) Plan unit adjustment (a)                 --
     Capital Contributions                                 5,416,452
     Redemptions                                          (4,090,234)
                                                 ----------------------
Partners' Capital, December 31, 2000  (b)                 22,161,072            $ 7,095.78
     Net income                                            2,883,493
     TIC 401(k) Plan unit adjustment (a)                 --
     Capital Contributions                                 5,581,369
     Redemptions                                          (1,652,827)
                                                 ----------------------
Partners' Capital, March 31, 2001 (b)                   $ 28,973,107            $ 7,810.85
                                                 ======================

(a)  See Note 3 - Capital Accounts
(b)  See Note 4 - Redemption of Units

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(1)  ORGANIZATION
     ------------

     Tudor Fund For Employees L.P. (the "Partnership") was organized under the Delaware Revised Uniform Limited Partnership Act (the "Act") on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the "General Partner") is the general partner of the Partnership. Tudor Investment Corporation ("TIC"), an affiliate of the General Partner, acts as the trading advisor of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and a Commodity Trading Advisory and is a member of the National Futures Association in such capacities. Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

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

     CASH AND CASH EQUIVALENTS
     -------------------------

     Cash and cash equivalents include cash held at banks and overnight time deposits.

     REVENUE RECOGNITION AND VALUATION METHODOLOGIES
     -----------------------------------------------

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

     MANAGEMENT FEE
     --------------

     The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC waived has its right to receive a management fee attributable to units held at the beginning of each month by the TIC 401(k) Plan.

     FOREIGN CURRENCY TRANSLATION
     ----------------------------

     Assets and liabilities denominated in foreign currencies are translated at month-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of operations.

     DUE FROM BROKERS
     ----------------

     Due from brokers primarily consists of foreign currencies and cash balances carried as margin deposits with clearing brokers for the purpose of trading in commodity interests, futures contracts and other derivative instruments. Also included in due from brokers is the unrealized gains and losses on open commodity interests, futures contracts and other derivative instruments. As of March 31, 2001 and December 31,

     2000 due from broker was comprised of $6,538,865 and $2,212,410 in cash balances and foreign currencies and ($301,516) and $401,008 in unrealized gains (losses) on commodity interest, open futures contracts and other derivative instruments.

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

     NET GAIN (LOSS) PER UNIT
     ------------------------

     Net gain (loss) per unit is computed by dividing net income by the monthly average of units outstanding at the beginning of each month.

     RECLASSIFICATIONS
     -----------------

     Certain reclassifications have been made to prior year balances to conform with current year presentation.

     RECENT ACCOUNTING PRONOUNCEMENTS
     --------------------------------

     In September of 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of the SFAS 140 provisions as of December 31, 2000 and effective subsequent to March 31, 2001 are not anticipated to have a material impact on the Partnership's financial statements.

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

(7)  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND
     -----------------------------------------------------
     CONCENTRATION OF CREDIT RISK
     ----------------------------

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. The statement requires the Partnership to recognize all derivatives on the statements of financial condition at fair value. SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of SFAS No. 133," amended SFAS No. 133 to be effective for fiscal years beginning after June 15, 2000 (January 1, 2001, for all companies with calendar-year fiscal year). The Partnership has elected early adoption of SFAS No. 133 and, accordingly, its standards are applied in the accompanying financial statements. The Partnership has always maintained a policy of valuing its securities positions and derivative instruments at market or estimated fair values and of including any unrealized gains and losses in results of operations. Accordingly, the adoption of SFAS No. 133 has not resulted in a valuation or an accounting change in the accompanying financial statements.

     In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of futures, forwards, options, swaps and other derivative instruments. For future, forwards, swaps and forward rate agreements the unrealized gain or loss, rather than the contract or notional amounts, represents the approximate future cash requirements.

     The Partnership is subject to market and credit risk associated with changes in the value of the underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform which may be in excess of the amounts recognized in the statements of financial condition. As a writer of options, the Partnership bears the risk of unfavorable changes in the price of the underlying instrument which may be in excess of the premium received.

     TIC takes an active role in managing and controlling the Partnership's market and credit risk and has established formal control procedures which are reviewed on an ongoing basis.

     In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's risk management committee, comprised of senior personnel from different disciplines, regularly assesses and evaluates the Partnership's potential exposures to market risk based on analyses performed by Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of the many analytical tools used by the Risk Management Department to monitor and review the market risk exposure of the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio and is based on a methodology which uses a one year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.

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

     The Partnership has bi-lateral collateral agreements ("Collateral Agreements") with its counterparties whereby the Partnership is required to monitor the fair value of its derivative transactions on a daily basis and will pledge or pull back additional collateral as necessary. The Partnership records cash collateral posted as a receivable from the counterparty. As of March 31, 2001, the Partnership has pledged $1,666,300 and no securities collateral, under these Collateral Agreements.

     Counterparties' creditworthiness is monitored in the context of the Partnership's overall exposure to such counterparties. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, including BPL, there always is a risk of nonperformance.

     The following table summarizes March 31, 2001 and December 31, 2000 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                   March 31, 2001                December 31, 2000
                                             ----------------------------   ----------------------------
                                                 Assets     Liabilities         Assets     Liabilities
Exchange Traded Contracts:
        Interest Rate Contracts                   $188           $-              $182           $-
        Foreign Exchange Contracts                 81                              -            6
        Equity Index Contracts                     88           405               124           -

Over-the-Counter Contracts:                                                        94           -
                Commodity Swaps                    -            128                27           -
                Equity Index Swaps                 -            155                 -           -
                Interest Rate Swaps                -             72                 7           -

Non-Financial derivative instruments              101             -                 -           -
                                             ----------------------------   ----------------------------

                        Total                     $458         $760              $407          $6
                                             ============================   ============================

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF
        -------------------------------------
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $5,581,369 and redemptions of $1,652,827 during the quarter ended March 31, 2001 (the "Current Quarter"). From its inception through April 1, 2001, the Partnership received total Limited Partner subscriptions and contributions of $39,942,427 and had total withdrawals of $28,914,339. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity in the Partnership as of March 31, 2001 was approximately $1,535,000 representing approximately 5% of the Partnership's equity. At April 1, 2001, the Partnership had a total of 97 Limited Partners.

     As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 2001 of $3,676,628. The TIC 401(k) Plan's equity in the Partnership as of April 1, 2001 was approximately $5,440,000 representing approximately 16.9% of the Partnership's equity or approximately 20.0% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)  LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $389,323 compared to $264,384 during the quarter ended March 31, 2000. This increase was due to an increase in the Partnership's assets.

     Cash and cash equivalents are part of the Partnership's inventory. Cash and cash equivalents represented approximately 82% and 91% of the Partnership's assets as of March 31, 2001 and December 31, 2000. The cash and cash equivalents satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3)  RESULTS OF OPERATIONS
     ---------------------

     The following table compares Net Asset Value per Unit as of March 31, 2001 and 2000:

                                      Net Asset Value      Increase (Decrease)
                                         per Unit             During Quarter
                                      ---------------      -------------------
                                                               $         %
                                                           -------------------
               March 31, 2001               $7,810.85      $ 715.07     10.08%
               March 31, 2000               $5,501.23      $(235.70)    (4.11%)

     Net trading gains and losses includes realized and unrealized trading gains and losses and commissions from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of net trading gains and losses, for the three months ended March 31, 2001 and 2000.

                                                                           March 31,      March 31,
                                                                             2001            2000
                                                                         -------------  -------------

Exchange Traded Contracts:
        Interest Rate Futures and Options Contracts                      $         504  $        (424)
        Foreign Exchange Contracts                                               1,845           (416)
        Equity Index Futures                                                     1,725           (355)
Over-the-Counter Contracts:
        Forward Currency Contracts                                                (210)          (103)
        Commodity Swaps                                                           (496)           140
        Equity Index Swaps                                                        (359)            50
        Interest Rate Swaps                                                         18             37
Non-Financial Derivative Instruments                                              (111)           133
                                                                         -------------  -------------

                Total                                                    $       2,916  $        (938)
                                                                         =============  =============

     Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gains and losses as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of net trading gains and losses.

                                                                                    Three Months Ended,
                                                                             ------------------------------
                                                                             March 31, 2001  March 31, 2000
                                                                             --------------  --------------
     Net trading gains and losses as a % of Net Assets                                10.32%           (4.9)%
     Brokerage Commissions & Fees as a % of Net Assets                                  0.3%            0.4%
     Incentive Fees as a % of Trading Profits                                           9.2%            0.0%

     In general, commission rates have remained stable. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended March 31, 2000.

     Inflation is not expected to be a major factor in the Partnership's operations, except that traditionally the commodities markets have tended to be more active. Since the commencement of the Partnership's trading operations in July 1990, inflation has not been a major factor in the Partnership's operations.

(4)  RISK MANAGEMENT.
     ---------------

     In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of futures, forwards, options, swaps, and other derivative instruments. For futures, forwards, swaps and forward rate agreements the unrealized gain or loss, rather than the contract notional amounts, represents the approximate future cash requirements.

     The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform, which may be in excess of the amounts recognized in the statements of financial condition. As a writer of options, the Partnership bears the risk of unfavorable changes in the price of the underlying instrument which may be in excess of the premium received.

     TIC takes an active role in managing and controlling the Partnership's market and credit risk and has established formal control procedures that are reviewed on an ongoing basis.

     In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines, regularly assesses and evaluates the Partnership's potential exposures to market risk based on analysis performed by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of the many analytical tools used by the Risk Management Department to monitor and review the market risk exposure of the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and one standard deviation level. These figures can be scaled-up to indicate risk exposure at the 95% or 99% confidence level.

     The following table illustrates the VaR for each component of market risk as of March 31, 2001. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                                   VaR
     Risk Factors                                            (95% Confidence)
     ------------                                          ---------------------

     Exchange traded contracts:
          Interest rate futures and option contracts                 $   286,110

          Foreign exchange contracts                                     640,365

          Equity index futures                                           412,995

     Non-financial derivative instruments                                198,825
                                                                     -----------
                                                                     $ 1,538,295
                                                                     -----------

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

                           PART II - OTHER INFORMATION

     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 12,082.852 Units having an aggregate value of $39,942,427 have been sold through April 1, 2001.

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

     TUDOR FUND FOR EMPLOYEES L.P.

     By:    Second Management LLC,
            General Partner

     By:    /s/   Mark F. Dalton
            -------------------------------
            Mark F. Dalton,
            President of the General Partner

     By:    /s/ Mark Pickard
            -------------------------------
            Mark Pickard,
            Managing Director and
            Chief Financial Officer of the
            General Partner

May 15, 2001