Form 10-Q
period 2001-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 2001-08-14
CIK 861895

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


  FOR THE QUARTER ENDED:  6/30/01          COMMISSION FILE NUMBER:  333-52543
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
                         TUDOR FUND FOR EMPLOYEES L.P.
                       STATEMENTS OF FINANCIAL CONDITION

                                                                        JUNE 30,         DECEMBER 31,
                                                                          2001               2000
                                                                      (UNAUDITED)         (AUDITED)
                                                                      -----------       -----------
                                     ASSETS
                                     ------

Cash and Cash Equivalents                                             $28,385,678       $25,307,514
Due from brokers                                                        4,530,460         2,610,863
                                                                      -----------       -----------

         Total assets                                                 $32,916,138       $27,918,377
                                                                      ===========       ===========

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------
LIABILITIES:

Redemptions payable                                                   $ 3,178,972       $   369,794
Pending partner additions                                                 394,000         4,931,369
Management fee payable                                                    172,759            29,661
Incentive fee payable                                                          --           339,869
Accrued professional fees and other                                       139,739            86,612
                                                                      -----------       -----------

         Total liabilities                                              3,885,470         5,757,305
                                                                      -----------       -----------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 3,512.717 and
  2,926.555 outstanding at June 30, 2001 and December 31, 2000         27,492,137        20,766,179
General Partner, 196.580 units outstanding at June 30, 2001 and
  December 31, 2000                                                     1,538,531         1,394,893
                                                                      -----------       -----------
         Total partners' capital                                       29,030,668        22,161,072
                                                                      -----------       -----------
         Total liabilities and partners' capital                      $32,522,138       $27,918,377
                                                                      ===========       ===========


        The accompanying notes are an integral part of these statements.
                         TUDOR FUND FOR EMPLOYEES L.P.
                           STATEMENTS OF OPERATIONS

                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 2001 AND 2000
                                  (UNAUDITED)




                                                           THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                                JUNE 30,                               JUNE 30,
                                                         2001               2000               2001               2000
                                                     -----------        -----------        -----------        -----------
REVENUES:
Net realized trading gain (loss)                     $  (396,925)       $   769,908        $ 3,561,614        $   336,428

Change in net unrealized trading gain (loss)             354,018           (686,994)          (625,918)        (1,117,578)

Interest income                                          336,282            324,407            725,604            588,791
                                                     -----------        -----------        -----------        -----------
Total revenues                                           293,375            407,321          3,661,300           (192,359)
                                                     -----------        -----------        -----------        -----------

EXPENSES:

Brokerage commissions and fees                            36,607             39,059             99,161            113,069
Incentive fee                                              -                    -              268,878                -
Management fee                                           130,579             82,253            249,103            161,644
Professional fees and other                               34,655             36,545             69,132             64,894
                                                     -----------        -----------        -----------        -----------
Total expenses                                           201,841            157,857            686,274            339,607
                                                     -----------        -----------        -----------        -----------
Net income (loss)                                    $    91,534        $   249,464        $ 2,975,026        $  (531,966)
                                                     ===========        ===========        ===========        ===========

Limited Partners' Net Income (Loss)                       88,465            236,951          2,831,388           (498,146)

General Partner's Net Income (Loss)                        3,069             12,513            143,638            (33,820)
                                                     -----------        -----------        -----------        -----------
                                                     $    91,534        $   249,464        $ 2,975,026        $  (531,966)
                                                     ===========        ===========        ===========        ===========
Change in Net Asset Value Per Unit                   $     15.61        $     63.65        $    730.68        $   (172.05)
                                                     ===========        ===========        ===========        ===========
Net income (loss) Per Unit (Note 2)                  $     22.25        $     68.93        $    741.05        $   (151.92)
                                                     ===========        ===========        ===========        ===========

       The accompanying notes are an integral part of these statements

                          TUDOR FUND FOR EMPLOYEES L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     FOR THE PERIOD ENDED JUNE 30, 2001 AND THE YEAR ENDED DECEMBER 31, 2000


                                                             Limited  Partners                          General Partner
                                                 ----------------------------------------- -----------------------------------------
                                                       Units               Capital               Units               Capital
                                                 ------------------- --------------------- ------------------ ----------------------

Partners' Capital, January 1, 2000                      2,650.276          $ 15,204,445          196.580              $ 1,127,770
                                                 ------------------- --------------------- ------------------ ----------------------

     Net income                                         --                    4,235,516          --                       267,123
     TIC 401(k) Plan unit adjustment (a)                   27.169            --                  --                     --
     Capital Contributions                                959.408             5,416,452          --                     --
     Redemptions                                         (710.298)           (4,090,234)         --                     --
                                                 ------------------- --------------------- ------------------ ----------------------

Partners' Capital, December 31, 2000  (b)               2,926.555            20,766,179          196.580                1,394,893

     Net income                                         --                    2,831,388          --                       143,638
     TIC 401(k) Plan unit adjustment (a)                   14.731            --                  --                     --
     Capital Contributions                              1,189.221             8,726,369          --                     --
     Redemptions                                         (617.790)           (4,831,799)         --                     --
                                                 ------------------- --------------------- ------------------ ----------------------

Partners' Capital, June 30, 2001 (b)                    3,512.717          $ 27,492,137          196.580              $ 1,538,531
                                                 =================== ===================== ================== ======================


                                                               Total             Net Asset Value
                                                              Capital               Per Unit

                                                        --------------------    ------------------
Partners' Capital, January 1, 2000                            $ 16,332,215             $ 5,736.93
                                                        -------------------

     Net income                                                  4,502,639
     TIC 401(k) Plan unit adjustment (a)                        --
     Capital Contributions                                       5,416,452
     Redemptions                                                (4,090,234)
                                                        ---------------------

Partners' Capital, December 31, 2000  (b)                       22,161,072             $ 7,095.78

     Net income                                                  2,975,026
     TIC 401(k) Plan unit adjustment (a)                        --
     Capital Contributions                                       8,726,369
     Redemptions                                                (4,831,799)
                                                        ---------------------

Partners' Capital, June 30, 2001 (b)                          $ 29,030,668             $ 7,826.46
                                                         =====================

(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Unites


          The accompanying notes are an intergral of these statements

                         NOTES TO FINANCIAL STATEMENTS
                                 JUNE 30, 2001
                                  (UNAUDITED)

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

        The objective of the Partnership is to realize capital appreciation through speculative trading of futures, forwards, option contracts and other derivative instruments, including commodity interests (collectively, "derivative instruments"). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Partnership Agreement dated as of May 22, 1996 (the "Limited Partnership Agreement").

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

        INCENTIVE FEE
        -------------

        The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership. Since inception of the TIC 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), TIC has waived its right to receive an incentive fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan.

        MANAGEMENT FEE
        --------------

        The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership's net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC has waived its right to receive a management fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan.

        FOREIGN CURRENCY TRANSLATION
        ----------------------------

        Assets and liabilities denominated in foreign currencies are translated at month-end exchange rates. Gains and losses resulting from foreign currency transactions are calculated using daily exchange rates and are included in the accompanying statements of operations.

        DUE FROM BROKERS
        ----------------

        Due from brokers primarily consists of foreign currencies and cash balances carried as margin deposits with clearing brokers for the purpose of trading in commodity interests, futures contracts and other derivative instruments. Also included in due from brokers is the unrealized gains and losses on open commodity interests, futures contracts and other derivative instruments. As of June 30, 2001 and December 31, 2000 due from broker was comprised of $4,698,098 and $2,212,410 in cash balances and foreign currencies and ($167,639) and $401,008 in unrealized gains (losses) on commodity interest, open futures contracts and other derivative instruments.

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

        RECENT ACCOUNTING PRONOUNCEMENTS
        --------------------------------

        In September of 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125" ("SFAS 140"). SFAS 140 amends the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amends the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The impact of the SFAS 140 provisions as of December 31, 2000 and effective subsequent to March 31, 2001 has not resulted in a material change on the Partnership's financial statements.

   (3)  CAPITAL ACCOUNTS
        ----------------

        The minimum subscription amount is $1,000 for new Limited Partners. Additional contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective month.

        Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership's net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value.

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

        Bellwether Futures LLC ("BFL"), a Delaware limited liability company, is an affiliate of the General Partner and is qualified to do business in Illinois. Effective January 1, 1996, BFL ceased collecting give-up fees from the Partnership as compensation for assisting in the execution of treasury bond futures by floor brokers on the Chicago Board of Trade. BFL ceased operations in March 2001.

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

        The Partnership has bi-lateral collateral agreements ("Collateral Agreements") with its counterparties whereby the Partnership is required to monitor the fair value of its derivative transactions on a daily basis and will pledge or pull back additional collateral as necessary. The Partnership records cash collateral posted as a receivable from the counterparty. As of June 30, 2001, the Partnership has pledged
        $566,422 and no securities collateral, under these Collateral
        Agreements.

        Counterparties' creditworthiness is monitored in the context of the Partnership's overall exposure to such counterparties. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, including BPL, there always is a risk of nonperformance.

        The following table summarizes June 30, 2001 and December 31, 2000 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                    June 30, 2001                   December 31, 2000
                                               ----------------------------    ----------------------------
                                                  Assets       Liabilities        Assets      Liabilities
                                                  ------       -----------        ------      -----------
Exchange Traded Contracts:
        Interest Rate Contracts                     $41           $170             $182            $-
        Foreign Exchange Contracts                   3              -               -              6
        Equity Index Contracts                      160            77              124             -

Over-the-Counter Contracts:                                                                        -
        Commodity Swaps                              -             79               94             -
        Equity Index Swaps                           8             61               -              -
        Interest Rate Swaps                          -              -               7              -

Non-Financial Derivative Instruments                 7              -               -              -
                                               --------------  ------------    -------------  -------------

                        Total                      $219           $387             $407            $6
                                               ==============  ============    =============  =============

   ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
   -------  -------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
             ---------------------------------------------

     The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of limited partnership interest for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $3,145,000 and redemptions of $3,178,972 during the quarter ended June 30, 2001 (the "Current Quarter"). From its inception through July 1, 2001, the Partnership received total Limited Partner subscriptions and contributions of $40,336,427 and had total withdrawals of $32,093,311. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996.
     The General Partner's equity in the Partnership as of June 30, 2001 was approximately $1,538,431 representing approximately 5% of the Partnership's equity. At July 1, 2001, the Partnership had a total of 97 Limited Partners.

     As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 2001 of $3,676,628. The TIC 401(k) Plan's equity in the Partnership as of July 1, 2001 was approximately $5,293,000 representing approximately 18.0% of the Partnership's equity or approximately 20.3% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

 (1) LIQUIDITY
     ---------

     The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $336,282 compared to $324,407 during the quarter ended June 30, 2000. This increase was due to an increase in the Partnership's assets.

     Cash and cash equivalents are part of the Partnership's inventory. Cash and cash equivalents represented approximately 86% and 91% of the Partnership's assets as of June 30, 2001 and December 31, 2000. The cash and cash equivalents satisfy the Partnership's need for cash on both a short term and long term basis.

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


 (3) RESULTS OF OPERATIONS
     ---------------------

     The following table compares Net Asset Value per Unit as of June 30, 2001 and 2000:

                                                                         Change in Net Asset Value per Unit
                                                        ------------------------------------------------------------------
                               Net Asset Value per             Three Months Ended                   Six Months Ended
                                      Unit                           June 30                            June 30
                            -----------------------     ------------------------------      ------------------------------
                                                                 $              %                   $               %
                                                        ------------------------------      ------------------------------
June 30, 2001                        $7,826.46                 $15.61         0.20%            $ 730.68          10.30%
June 30, 2000                        $5,564.88                 $63.65         1.15%            $(172.05)        (3.00)%

    Net trading gains and losses includes realized and unrealized trading gains and losses and commissions from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of net trading gains and losses, for the three and six months ended June 30, 2001 and 2000.


                                                         Three Months Ended                       Six Months Ended
                                                              June 30,                                June 30,
                                                   ---------------------------------     ------------------------------------
                                                           2001               2000               2001                  2000
                                                      --------------      -------------     --------------    ----------------
Exchange Traded Contracts:
Interest Rate Futures and Option Contracts                  $(610)             $   1            $  (106)              $  (423)
Foreign Exchange Contracts                                    166                 63              2,014                  (353)
Equity Index Futures                                         (334)               731              1,391                   376

Over-the-Counter Contracts:
Forward Currency Contracts                                    529                209                317                   106
Commodity Swaps                                              (155)              (551)              (652)                 (411)
Equity Index Swaps                                            144                 32               (215)                   82
Interest Rate Swaps                                          (131)                 -               (112)                   37

Non-Financial Derivative Instruments                          311               (441)               200                  (308)
                                                   --------------      -------------     --------------      ----------------

   Total                                                    $ (80)             $  44            $ 2,837               $  (894)
                                                   ==============      =============     ==============      ================



    Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gains and losses as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as a percentage of net trading gains and losses.

                                                             Three Months Ended,                  Six Months Ended,
                                                      -------------------------------     -------------------------------
                                                          June 30,          June 30,          June 30,          June 30,
                                                          -------           -------           -------           -------
                                                            2001              2000              2001              2000
                                                            -----             ----              ----              ----
Net trading gains and losses as a % of Net Assets           (0.3)%             0.2%              9.68%            (4.61)%
Brokerage Commissions & Fees as a % of Net Assets            0.1%              0.2%              0.3%              0.6%
Incentive Fees as a % of net trading gains and losses        0.0%              0.0%              9.5%              0.0%



    In general, commission rates have remained stable. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended June 30, 2000.

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

     The following table illustrates the VaR for each component of market risk as of June 30, 2001. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                                               VaR
                                                                        (95% Confidence)
Risk Factors                                                        ---------------------
------------
Exchange traded contracts:
     Interest rate futures and option contracts                        $      241,065

     Foreign exchange contracts                                                93,555

     Equity index futures                                                      53,955

Non-financial derivative instruments                                          135,795
                                                                       --------------
                                                                       $      524,370
                                                                       --------------


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

                          PART II - OTHER INFORMATION


     CHANGES IN SECURITIES AND USE OF PROCEEDS
     -----------------------------------------

     The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 12,133.194 Units having an aggregate value of $40,336,427 have been sold through July 1, 2001.

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




    TUDOR FUND FOR EMPLOYEES L.P.

     By:  Second Management LLC,
          General Partner



     By:  /s/   Mark F. Dalton
          -------------------------------
          Mark F. Dalton,
          President of the General Partner


     By:  /s/ John Torell
          -----------------------------------
          John Torell
          Managing Director and
          Chief Financial Officer of the
          General Partner



August 14, 2001