Form 10-Q
period 2001-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 2001-11-14
CIK 861895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED: 9/30/01       COMMISSION FILE NUMBER:  333-52543
                       -------                                ---------


                          TUDOR FUND FOR EMPLOYEES L.P.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Delaware                                  13-3543779
--------------------------------------------------------------------------------
         (State or other jurisdiction of                   (I.R.S. Employer
         incorporation or organization)                    Identification No.)


   1275 King Street, Greenwich, Connecticut                      06831
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
                          TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                SEPTEMBER 30,               DECEMBER 31,
                                                                                    2001                        2000
                                                                                 (UNAUDITED)                 (AUDITED)
                                                                           -----------------------     -----------------------

                                     ASSETS
                                     ------


Cash and Cash Equivalents                                                             $ 31,376,142                $ 25,307,514
Due from brokers                                                                         3,776,553                   2,610,863
Subscription Receivable                                                                     81,814                        --
                                                                           -----------------------     -----------------------

         Total assets                                                                 $ 35,234,509                $ 27,918,377
                                                                           =======================     =======================


                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------


LIABILITIES:


Redemptions payable                                                                   $  2,273,414                $    369,794
Pending partner additions                                                                  505,814                   4,931,369
Management fee payable                                                                     133,707                      29,661
Incentive fee payable                                                                      434,117                     339,869
Accrued professional fees and other                                                        169,286                      86,612
                                                                           -----------------------     -----------------------

         Total liabilities                                                               3,516,338                   5,757,305
                                                                           -----------------------     -----------------------

PARTNERS' CAPITAL:


Limited Partners, 20,000 units authorized and 3,325.241 and
2,926.555 outstanding at September 30, 2001 and December 31, 2000                       29,947,729                  20,766,179

General Partner, 196.580 units outstanding at September 30, 2001 and
December 31, 2000
                                                                                         1,770,442                   1,394,893
                                                                           -----------------------     -----------------------

         Total partners' capital                                                        31,718,171                  22,161,072
                                                                           -----------------------     -----------------------

         Total liabilities and partners' capital                                      $ 35,234,509                $ 27,918,377
                                                                           =======================     =======================


        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                               SEPTEMBER 30,                       SEPTEMBER 30,
                                                          2001               2000              2001             2000
                                                      -----------        -----------       -----------        -----------
REVENUES:

Net realized trading gain                             $ 5,017,712        $    65,118       $ 8,579,326        $   401,546
Change in net unrealized trading gain (loss)              (78,726)         1,186,043          (704,643)            68,465
Interest income                                           277,223            299,184         1,002,825            887,975
                                                      -----------        -----------       -----------        -----------

Total revenues                                          5,216,209          1,550,345         8,877,508          1,357,986
                                                      -----------        -----------       -----------        -----------


EXPENSES:

Brokerage commissions and fees                             47,086             43,235           146,247            156,304
Incentive fee                                             434,116               --             702,994               --
Management fee                                            133,708             74,343           382,810            235,987
Professional fees and other                                34,382             48,658           103,514            113,552
                                                      -----------        -----------       -----------        -----------

Total expenses                                            649,292            166,236         1,335,565            505,843
                                                      -----------        -----------       -----------        -----------

Net income                                            $ 4,566,917        $ 1,384,109       $ 7,541,943        $   852,143
                                                      ===========        ===========       ===========        ===========

Limited Partners' Net Income                            4,335,006          1,302,724         7,166,394            804,578

General Partner's Net Income                              231,911             81,385           375,549             47,565
                                                      -----------        -----------       -----------        -----------

                                                      $ 4,556,917        $ 1,384,109       $ 7,541,943        $   852,143
                                                      ===========        ===========       ===========        ===========

Change in Net Asset Value Per Unit                    $  1,179.72        $    414.01       $  1,910.41        $    241.96
                                                      ===========        ===========       ===========        ===========

Net income Per Unit (Note 2)                          $  1,211.65        $    419.99       $  1,917.71        $    248.22
                                                      ===========        ===========       ===========        ===========








        The accompanying notes are an integral part of these statements.

                                                    TUDOR FUND FOR EMPLOYEES L.P.
                                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            FOR THE PERIOD ENDED SEPTEMEBR 30, 2001 AND THE YEAR ENDED DECEMBER 31, 2000



                                     Limited Partners                  General Partner              Total           Net Asset Value
                              -------------------------------- ------------------------------
                                Units            Capital          Units          Capital           Capital             Per Unit
                              -------------- ----------------- ------------  ---------------- -----------------    -----------------

Partners' Capital, January
 1, 2000                        2,650.276      $ 15,204,445      196.580       $ 1,127,770      $ 16,332,215            $ 5,736.93

     Net income                   --              4,235,516      --                267,123         4,502,639
     TIC 401(k) Plan unit
      adjustment (a)               27.169          --            --              --                --
     Capital Contributions        959.408         5,416,452      --              --                5,416,452
     Redemptions                 (710.298)       (4,090,234)     --              --               (4,090,234)
                              -------------- ----------------- ------------  ---------------- -----------------

Partners' Capital, December
 31, 2000 (b)                   2,926.555        20,766,179      196.580         1,394,893        22,161,072              7,095.78

     Net income                    --             7,166,394      --                375,549         7,541,943
     TIC 401(k) Plan unit
      adjustment (a)               29.341          --            --              --                --
     Capital Contributions      1,239.563         9,120,369      --              --                9,120,369
     Redemptions                 (870.218)       (7,105,213)     --              --               (7,105,213)
                              -------------- ----------------- ------------  ---------------- -----------------

Partners' Capital, September
 30, 2001 (b)                   3,325.241      $ 29,947,729      196.580       $ 1,770,442      $ 31,718,171            $ 9,006.18
                              ============== ================= ============  ================ =================



(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

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

               Derivative instruments are valued at independent market values when available from major exchanges or, if none is available, at independent broker quotations or fair value as determined by management. In determining fair value, management utilizes pricing models with market quoted inputs and also considers closing exchange prices of related instruments, time value of money, volatility factors of the underlying instruments, and other market conditions. The valuations are compared to those obtained from the counterparties to the contracts.

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

               DUE FROM BROKERS
               ----------------

               Due from brokers primarily consists of foreign currencies and cash balances carried as margin deposits with clearing brokers for the purpose of trading in commodity interests, futures contracts and other derivative instruments. Also included in due from brokers is the unrealized gains and losses on open commodity interests, futures contracts and other derivative instruments. As of September 30, 2001 and December 31, 2000 due from broker was comprised of $4,235,263 and $2,209,855 in cash balances and foreign currencies and ($458,710) and $401,008 in unrealized gains (losses) on commodity interest, open futures contracts and other derivative instruments.

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

               NET GAIN PER UNIT
               ------------------------

               Net gain per unit is computed by dividing net income by the monthly average of units outstanding at the beginning of each month.

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

               In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines, regularly reviews the Partnership's trading positions. The Tudor Management Committee, together with the Risk Management Committee and Tudor's Risk Management Department assess and evaluate the Partnership's potential exposures to market risk based on analyses performed by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of the many analytical tools used by the Risk Management Department to monitor and review the market risk exposure of the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio and is based on a methodology which uses a one year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.

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

               The Partnership has bi-lateral collateral agreements ("Collateral Agreements") with its counterparties whereby the Partnership is required to monitor the fair value of its derivative transactions on a daily basis and will pledge or pull back additional collateral as necessary. The Partnership records cash collateral posted as a receivable from the counterparty. As of September 30, 2001, the Partnership has pledged $424,775 and no securities collateral, under these Collateral Agreements.

               Counterparties' creditworthiness is monitored in the context of the Partnership's overall exposure to such counterparties. BPL is the Partnership's primary forward contract counterparty (Note 6). Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, including BPL, there always is a risk of nonperformance.

               The following table summarizes September 30, 2001 and December 31, 2000 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                 September 30, 2001              December 31, 2000
                                             ----------------------------   ----------------------------
                                                 Assets     Liabilities         Assets     Liabilities
                                                 ------     -----------         ------     -----------

Exchange Traded Contracts:
        Interest Rate Contracts                   $157          $28              $182         $ -
        Foreign Exchange Contracts                  22          186                 -           6
        Equity Index Contracts                       -          262               124           -

Over-the-Counter Contracts:                                                                     -
        Commodity Swaps                              -          193                94           -
        Equity Index Swaps                          32            -                 -           -
        Interest Rate Swaps                          -            -                 7           -

Non-Financial Derivative Instruments                 -            1                 -           -
                                             ------------- --------------   ------------- --------------

                        Total                     $211         $670              $407         $ 6
                                             ============= ==============   ============= ==============

      ITEM 2.  MANAGEMENT DISCUSSION AND ANALYSIS OF
      -------  -------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

         The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of limited partnership interest for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $394,000 and redemptions of $2,273,414 during the quarter ended September 30, 2001 (the "Current Quarter"). From its inception through October 1, 2001, the Partnership received total Limited Partner subscriptions and contributions of $40,842,241 and had total withdrawals of $34,366,725. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The
         General Partner's equity in the Partnership as of September 30, 2001 was approximately $1,770,442 representing approximately 6% of the Partnership's equity. At October 1, 2001, the Partnership had a total of 103 Limited Partners.

         As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 2001 of $4,182,443. The TIC 401(k) Plan's equity in the Partnership as of October 1, 2001 was approximately $6,304,469 representing approximately 19.6% of the Partnership's equity or approximately 22.2% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

(1)      LIQUIDITY
         ---------

         The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the Current Quarter was $277,223 compared to $299,184 during the quarter ended September 30, 2000. This decrease was due to a lowering of interest rates by the Federal Reserve.

         Cash and cash equivalents are part of the Partnership's inventory. Cash and cash equivalents represented approximately 89% and 91% of the Partnership's assets as of September 30, 2001 and December 31, 2000. The cash and cash equivalents satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3)      RESULTS OF OPERATIONS
         ---------------------

         The following table compares Net Asset Value per Unit as of September 30, 2001 and 2000:

                                                                    Change in Net Asset Value Per Unit
                                       --------------    ----------------------------------------------------------
                                         Net Asset           Three Months Ended             Nine Months Ended
                                         Value per              September 30                   September 30
                                           Unit
                                       --------------    ---------------------------    ---------------------------
          September 30, 2001               $9,006.18        $1,179.72      15.07%         $1,910.41      26.92%
          September 30, 2000               $5,978.89          $414.01      7.44%            $241.96       4.22%








         Net trading gains and losses includes realized and unrealized trading gains and losses and commissions from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of net trading gains and losses, for the three and nine months ended September 30, 2001 and 2000.

                                                           Three Months Ended                Nine Months Ended
                                                              September 30,                    September 30,
                                                       ----------------------------    ------------------------------
                                                          2001             2000           2001              2000
                                                       ------------     -----------    ------------    --------------
Exchange Traded Contracts:
 Interest Rate Futures and Option Contracts              $ 2,254          $   359        $ 2,148           $   (63)
 Foreign Exchange Contracts                                  458             (806)         2,511            (1,159)
 Equity Index Futures                                      2,186              617          3,577               993

Over-the-Counter Contracts:
 Forward Currency Contracts                                    6              608            285               713
 Commodity Swaps                                              99              165           (553)             (245)
 Equity Index Swaps                                         (252)              90           (468)              172
 Interest Rate Swaps                                        --                (34)          (112)                2

Non-Financial Derivative Instruments                         141              209            340               (99)

                                                         -------          -------        -------           -------
       Total                                             $ 4,892          $ 1,208        $ 7,728           $   314
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

                                                       Three Months Ended,                            Nine Months Ended,
                                           --------------------------------------------    -----------------------------------------
                                           September 30, 2001      September 30, 2000      September 30, 2001     September 30, 2000
                                           ------------------      ------------------      --------------         ------------------

Net  trading gains and losses as a % of            15.4%                    7.1%                 25.7%                   (5.7)%
Net Assets
Brokerage Commissions & Fees as a % of              0.2%                    0.3%                   0.5%                   1.0%
Net Assets
Incentive Fees as a % of net trading                8.9%                    0.0%                   9.1%                   0.0%
gains and losses


         In general, commission rates have remained stable. Professional fees and other expenses during the Current Quarter ended remained stable as compared to the quarter ended September 30, 2000.

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

         In order to control the Partnership's market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership's capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. TIC's Risk Management Committee, comprised of senior personnel from different disciplines, regularly reviews the Partnership's trading positions. The Tudor Management Committee, together with the Risk Management Committee and Tudor's Risk Management Department assess and evaluate the Partnership's potential exposures to market risk based on analyses performed by the Risk Management Department. The Risk Management Department's responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership's position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of the many analytical tools used by the Risk Management Department to monitor and review the market risk exposure of the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio and is based on a methodology which uses a one-year observation period of hypothetical daily changes in trading portfolio value, a one-day holding period and one standard deviation level. These figures can be scaled-up to indicate risk exposure at the 95% or 99% confidence level.

         The following table illustrates the VaR for each component of market risk as of September 30, 2001. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                                                        VaR
          Risk Factors                                                      ----------------------------
          ------------                                                            (95% Confidence)
                                                                            ----------------------------

          Exchange traded contracts:
               Interest rate futures and option contracts                                       $268,290

               Foreign exchange contracts                                                        306,735

               Equity index futures                                                              307,395

          Non-financial derivative instruments                                                   102,300
                                                                                              ----------

                                                                                                $984,720
                                                                                              ----------

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

                           PART II - OTHER INFORMATION

         CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------


         The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 12,189.357 Units having an aggregate value of $40,842,242 have been sold through October 1, 2001.

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







         TUDOR FUND FOR EMPLOYEES L.P.

          By:    Second Management LLC,
                 General Partner




          By:    /s/ Mark F. Dalton
                 ----------------------------------
                 Mark F. Dalton,
                 President of the General Partner





          By:    /s/ John R. Torell
                 ----------------------------------
                 John R. Torell,
                 Chief Financial Officer of the
                 General Partner





November 14, 2001