Form 10-K
period 2001-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 2002-03-28
CIK 861895

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

(Mark One)
  X      ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
-----
         EXCHANGE ACT OF 1934

For the fiscal year ended      December 31, 2001
                          ----------------------

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
----
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from  ____________ to ___________

                        Commission file number 333-52543
                                               ---------

                          Tudor Fund For Employees L.P.
                          -----------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                          13-3543779
----------------------------------                           ------------
 (State or other jurisdiction                               (I.R.S Employer
 of incorporation or organization)                        Identification No.)

  1275 King Street, Greenwich, Connecticut                       06831
--------------------------------------------------             -------------
   (Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code   (203) 863-6700
                                                     --------------

Securities registered pursuant to Section 12(g) of the Act:

         Title of each class          Name of each exchange on which registered
         -------------------          -----------------------------------------

         N/A                  N/A
--------------------  -------------------

           Securities registered pursuant to Section 12(g) of the Act:

                                       N/A
-----------------------------------------------------
                                (Title of class)

                                       N/A
-----------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---

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

Professional fees and other. The Partnership pays its ordinary administrative
---------------------------
expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $143,721, $162,807 and $111,279 for the years ended December 31, 2001, 2000 and 1999.

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

Commodity Brokers. The Partnership's commodity trading accounts are carried by
-----------------
its commodity brokers including Prudential Securities Incorporated, Bear Stearns Securities Corp., Salomon Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co. Incorporated, Morgan Stanley & Co International Limited, Goldman, Sachs & Co., Cargill Investor Services, Inc., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., Barclays Capital, Inc. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership's funds, commodities and other property; executing and/or clearing trades for the Partnership's accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership's account and other similar administrative functions.

Foreign Exchange Dealer. Since inception, the Partnership has engaged in the
-----------------------
trading of foreign exchange forward and metal forward contracts with Bellwether Partners LLC, a Delaware limited liability company ("BPL"), or its predecessor Bellwether Partners Inc. BPL is an affiliate of both the General Partner and TIC.

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

         (d). FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC CORPORATIONS AND
              -----------------------------------------------------------------
EXPORT SALES. The Partnership has engaged in the trading of commodity interest
------------
contracts on exchanges located in foreign countries and has derived significant revenue therefrom. See Note 7 included in the Partnership's financial statements attached hereto.

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

    (b)  USE OF PROCEEDS. The Partnership initially registered 10,000 Units of
         ---------------
Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (commission file number 33-52543). Of the 20,000 Units that have been registered, 13,665 Units having an aggregate value of $42,917,302 had been sold through January 1, 2002.

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                2001          2000          1999          1998          1997
                            -----------   -----------   -----------   -----------   -----------
   Revenues                 $ 8,850,572   $ 5,538,110   $ 1,981,370   $ 5,159,521   $ 3,362,714
   Expenses                   1,554,422     1,035,471       684,010       962,387       649,909
                            -----------   -----------   -----------   -----------   -----------

   Net Income               $ 7,296,150   $ 4,502,639   $ 1,297,360   $ 4,197,134   $ 2,712,805
                            -----------   -----------   -----------   -----------   -----------

   Total Assets             $33,669,386   $27,918,377   $22,242,164   $18,265,036   $17,166,451
                            -----------   -----------   -----------   -----------   -----------
   Partners' Capital        $31,790,384   $22,161,072   $16,332,215   $14,891,112   $ 9,495,687
                            -----------   -----------   -----------   -----------   -----------

   Units Outstanding          3,560.390     3,123.135     2,846.856     2,786.401     2,382.864
                            -----------   -----------   -----------   -----------   -----------

   NAV Per Unit             $  8,928.90   $  7,095.78   $  5,736.93   $  5,344.21   $  3,984.99
                            -----------   -----------   -----------   -----------   -----------
   Change in NAV Per Unit   $  1,833.12   $  1,358.85   $    392.72   $  1,359.22   $    848.53
                            -----------   -----------   -----------   -----------   -----------
   Net Income Per Unit      $  1,897.59   $  1,337.56   $    378.91   $  1,327.46   $    845.18
                            -----------   -----------   -----------   -----------   -----------

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

The Partnership commenced operations on July 2, 1990. From inception through January 1, 2002, the Partnership received total Limited Partner contributions of $42,917,302. Total Limited Partner withdrawals for the same period were $34,554,533. In addition, the General Partner has contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner's equity interest in the Partnership as of January 1, 2002 was approximately $1,755,250, representing approximately 5% of the Partnership's equity. At January 1, 2002, the Partnership had a total of 111 Partners.

As specified in the Second Amended and Restated Limited Partnership Agreement dated May 22, 1996, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner and affiliates. On August 1, 1995, the Partnership accepted an initial investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through January 1, 2002 of $3,472,624. The TIC 401(k) Plan's equity in the Partnership as of January 1, 2002 was approximately $6,345,005, representing approximately 18.8% of the Partnership equity or approximately 21.3% of the Partnership equity excluding Units held by the General Partner and affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. Furthermore, on August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange forward and commodity contracts.

(1)  LIQUIDITY.
     ---------

The Partnership's assets are deposited and maintained with banks, BPL, or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Since the Partnership's sole purpose is to trade in futures, options, forward contracts and other commodity interests contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Net Interest income for the years ended December 31, 2001, 2000 and 1999 was $1,174,097, $1,203,878, and $842,756 which represented 4.0%, 6.2%, and 4.9% of average net assets.

In the context of the commodity or futures trading industry, cash and cash equivalents are part of the Partnership's inventory. Cash and cash equivalents represented approximately 89% and 91% of the Partnership's total assets as of December 31, 2001 and 2000. The cash and cash equivalents satisfy the Partnership's need for cash on both a short term and long term basis.

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

(3)  RESULTS OF OPERATIONS.
     ---------------------

The following table compares Net Asset Value per Unit for the years ended December 31, 2001, 2000 and 1999.

                           Net Asset Value               Increase in Net Asset
                           Value Per Unit            per Unit For the Year Ended
                           ------------------     ------------------------------

    December 31, 2001         $   8,928.90          $   1,833.12   25.83%
    December 31, 2000         $   7,095.78          $   1,358.85   23.69%
    December 31, 1999         $   5,736.93          $     392.72    7.35%

Net trading gains and losses (includes realized and unrealized trading gains, losses and commissions ("Net Trading Gains")) from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of Net Trading Gains, for the years ended December 31, 2001, 2000 and 1999:

                                                             2001        2000      1999
                                                          ----------- ---------- --------
     Exchange traded contracts:
        Interest rate futures and option contracts        $  3,167    $  1,794   $    491
        Foreign exchange contracts                           2,578         480     (1,370)
        Equity index contracts                               1,547       1,493       (258)

     Over-the-counter contracts:
        Forward currency                                       554       1,147        884
        Commodity swaps                                       (615)       (125)        59
        Equity index swaps                                      73         157        (99)
        Interest rate swaps                                   (112)        129        236
     Non-financial derivative instruments                      289        (957)       981
                                                          --------    --------   --------
            Total                                         $  7,481    $  4,118   $    924
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

                                                                                              For the Year Ended
                                                                              ----------------------------------------------------
                                                                               December 31,      December 31,      December 31,
                                                                               -------------     -------------     -------------
                                                                                    2001              2000             1999
                                                                                    ----              ----             ----
Net Trading Gains as a % of average Net Assets                                    25.74%            21.26%            5.31%
Brokerage Commissions & Fees as a % of average Net Assets                          0.64%             1.10%            1.20%
Incentive Fees as a % of Net Trading Gains                                         9.40%             8.25%            6.73%

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

(4)      RISK MANAGEMENT.
         ---------------

The Partnership is subject to changes in value resulting from the market and credit risk associated with the financial instruments which are traded. TIC takes an active role in managing the Partnership's market and counterparty risks and has established formal procedures which are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies which are designed to maintain risk within parameters which are appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC's Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership's potential exposures to market risk based on analyses performed by the department.

The Risk Management Department's responsibilities include: evaluating the positions taken by traders in various instruments and markets globally and assessing the market risk associated with all of those positions. TIC's Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio based on a historical simulation methodology which uses two years of historical data, a one-day holding period and a one standard deviation level. These figures can be scaled up to indicate risk at the 95% or 99% confidence level.

The following table illustrates the VaR for each component of market risk as of December 31, 2001. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                               VaR
      Risk Factors                                       (95% Confidence)
      ------------                                   ------------------------

      Exchange traded contracts:

      Interest rate contracts                                 53,603
      Foreign exchange contracts                             626,874
      Equity index contracts                                   6,109

      Over the counter contracts

      Equity Swaps                                             4,887
      Currency contracts                                          13

      Non-financial derivative instruments                   100,465
                                                             -------
                                                             791,951

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward rate agreements, forward currency contracts and OTC foreign currency options are traded in unregulated markets.

Derivative instruments are bi-lateral agreements which result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit exposure risk. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through the use of bi-lateral collateral agreements ("Collateral Agreements") with OTC derivative counterparts and through formal credit policies and monitoring procedures. TIC has a formal Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. The Partnership attempts to reduce its credit risk by establishing stringent credit terms in its legal trade documentation (i.e. ISDA agreements, master netting agreements, etc.) with its counterparties. In addition, the TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps and forward rate agreements are either liquidated or held to maturity. For these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
        -------------------------------------------

See attached financial statements for:

          Statements of Financial Condition as of December 31, 2001 and 2000

          Condensed Schedule of Investments as of December 31, 2001

          Statements of Operations for the years ended December 31, 2001, 2000 and 1999

          Statements of Changes in Partners' Capital for the years ended December 31, 2001, 2000 and 1999

          Notes to Financial Statements, December 31, 2001, 2000 and 1999

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

     Paul Tudor Jones, II, age 47, is the Chairman, the Chief Executive Officer, and the controlling principal of Tudor. Mr. Jones formed Tudor in 1980, and has operated the company continuously since 1983. Mr. Jones is a member of the Commodity Exchange, Inc., the New York Board of Trade, Inc., the Chicago Board of Trade, and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Directors of the Cantor Fitzgerald Futures Exchange. Mr. Jones served as Chairman of the New York Cotton Exchange (which is now a division of the New York Board of Trade, Inc.) from August 1992 through June 1995. Mr. Jones is the Founder and a Director of The Robin Hood Foundation, a charitable foundation, and is a Director of the National Fish and Wildlife Foundation and The Everglades Foundations Inc.

     Mark F. Dalton, age 51, is the President of Tudor. Prior to joining Tudor in September 1988, Mr. Dalton was employed by Kidder, Peabody & Co. Incorporated where he served in various senior positions, including Chief Financial Officer. Mr. Dalton is also a director of Progenics Pharmaceuticals, Inc., Cathay Investment Fund Limited, and certain non-for-profit educational and charitable organizations.

     John G. Macfarlane, III, age 47, is the Chief Operating Officer and a Managing Director of Tudor. Prior to joining Tudor in January 1998, Mr. Macfarlane was employed by Salomon Brothers and its affiliates where he served in various senior positions, including Managing Director and head of United States and Asian Fixed Income Derivatives, and Treasurer. Mr. Macfarlane does not participate in the trading of customer accounts of Tudor or its affiliates.

     Andrew S. Paul, age 49, is a Managing Director, the General Counsel and the Secretary of Tudor. Mr. Paul joined Tudor in July 1989. Mr. Paul does not participate in the trading of customer accounts for Tudor or its affiliates.

     James J. Pallotta, age 44, is a Managing Director and the Director-U.S. Equities Group of Tudor. Prior to joining Tudor in August 1993, Mr. Pallotta was a principal portfolio manager at Essex Investment Management Company, Inc. He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989, and commenced managing client funds in January 1989. Mr. Pallotta is also a director of certain non-for-profit educational and charitable organizations.

     Mark V. Houghton-Berry, age 43, is a Managing Director of the affiliates of Tudor that maintain offices in Surrey, England. Prior to joining Tudor in July 1995, Mr. Houghton-Berry was an Executive Director and Head of Proprietary Trading in London with Goldman Sachs International.

     Robert P. Forlenza, age 46, is a Managing Director of Tudor. Prior to joining Tudor in January 1995, Mr. Forlenza was a Vice President of Carlisle Capital Corporation, a private leveraged buyout firm, where he was responsible for the management of several of its portfolio companies. Mr. Forlenza is a director of PRT Group Inc. and various private companies in the United States.

     Richard L. Fisher, age 48, is an outside Director of Tudor. Since September 1983, Mr. Fisher has been a Managing Director of Dunavant Enterprises, Inc. Mr. Fisher has been a Director of Tudor since June 1991. Mr. Fisher does not participate in the trading or day-to-day management Tudor or its affiliates.

     John R. Torell, age 39, is a Managing Director and the Chief Financial Officer of Tudor. Mr. Torell joined Tudor in May 1994. Mr. Torell does not participate in the trading of customer accounts of Tudor or its affiliates.

     There have been no material administrative, civil or criminal actions against the General Partner, TIC or any of their executive officers or directors within the last five years.

     ITEM 11. EXECUTIVE COMPENSATION.
              ----------------------

     The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and controlling shareholder of the General Partner receives no compensation from the Partnership. TIC earned $1,215,170, $656,067, and $357,955 in incentive and management fees from the Partnership during 2001, 2000 and 1999.

     ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
                --------------------------------------------------------------

      (a) Security Ownership of Certain Beneficial Owners. As of January 1,
          -----------------------------------------------
      2002, the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:

     NAME                           ADDRESS                            NO. UNITS         PERCENT
     ----                           -------                            ---------         -------
     Tudor 401k Savings and         1275 King Street                    710.614          18.8%
     Profit-Sharing Plan            Greenwich, CT 06831

     James Pulaski                  c/o Tudor Investment Corporation    231.326           6.1%
                                    1275 King Street
                                    Greenwich, CT 06831

     Robert P. Forlenza (1)         c/o Tudor Investment Corporation    229.498           6.1%
                                    1275 King Street
                                    Greenwich, CT 06831

     Second Management LLC          1275 King Street                    196.581           5.2%
                                    Greenwich, CT 06831

     (1)  Robert P. Forlenza is a Managing Director and a Director of TIC.

(b)  Security Ownership of Management. As of January 1, 2002, the
     --------------------------------
     General Partner and the executive officers of the General Partner collectively owned 11.85% of the outstanding interests in the Partnership. As of January 1, 2002, in addition to the persons identified in the table above, Mark Dalton and Andrew Paul, each of whom is a principal of both the General Partner and Tudor, owned 118.8156 Units (3.14%) and 133.6957 Units (3.53%), respectively.

(c)  Changes in Control. There have been no changes in control of the
     ------------------
     Partnership.


     ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                ----------------------------------------------

          (a)  Transactions with Management and Others.
               ---------------------------------------

          See Item 1(a), GENERAL DEVELOPMENT OF BUSINESS, MANAGEMENT; Item 1(c)
                         -------------------------------  ----------
          (1)(x),  NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11,
                   ---------------------------------  -----------

     __________________

        EXECUTIVE COMPENSATION; and Note 6 - "Related Party Transactions" of
        ----------------------
        "Notes To Financial Statements" in the accompanying Financial
        Statements.

        (b)  Certain Business Relationships.
             ------------------------------

               (1)  None.

               (2) The Partnership incurred incentive and management fees payable to TIC of $1,215,170, $656,067 and $357,955 for the years ended December 31, 2001, 2000, and 1999, which were in excess of 10% of the Partnership's total revenue of $8,850,572, $5,538,110, and $1,981,370 for the respective periods referred to above.

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
               ---------------------

          The following financial statements and report of independent public accountants are set forth in the annexed financial statements:

               Report of Independent Public Accountants
               Statements of Financial Condition as of December 31, 2001 and
               2000
               Condensed Schedule of Investments as of December 31, 2001
               For the years ended December 31, 2001, 2000 and 1999:
                    Statements of Operations
                    Statements of Changes in Partners' Capital
               Notes to Financial Statements, December 31, 2001, 2000 and 1999

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

          2.   No financial statement schedules are required to be filed.
               ---------------------------------------------------------

          3.   Exhibits. (unless otherwise indicated, each Exhibit was
               --------
               previously filed and has not been amended in any material respect).

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

          10.04(a) Form of Escrow Agreement among the Partnership, Seventh
                   Management, Inc., and United States Trust Company of New
                   York.

          10.04(b) Form of Amendment to Escrow Agreement among the Partnership,
                   Cargill Investor Services, Inc., and United States Trust Company of New York.

          99.1 Letter to the Securities and Exchange Commission pursuant to Temporary Note 3T. (filed herewith)

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the year ended December 31, 2001.

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

                                        TUDOR FUND FOR EMPLOYEES L.P.

                                        By:  SECOND MANAGMENT LLC,
                                             General Partner

                                        By:   /s/ Mark F. Dalton
                                             -------------------
                                             Mark F. Dalton
                                             President

DATE: March 28, 2002


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              SECOND MANAGEMENT LLC

By:   /s/ Paul T. Jones, II                                  March 28, 2002
     ---------------------------------------
     Paul T. Jones, II, Chairman and
     Chief Executive Officer

By:   /s/ Mark F. Dalton                                     March 28, 2002
     ---------------------------------------
     Mark F. Dalton, President

By:   /s/ John Macfarlane, III                               March 28, 2002
     ---------------------------------------
     John Macfarlane, III, Managing Director and
     Chief Operating Officer

By:   /s/ John R. Torell                                     March 28, 2002
     ---------------------------------------
     John R. Torell, Managing Director and
     Chief Financial Officer

By:   /s/ Andrew S. Paul                                     March 28, 2002
     ---------------------------------------
     Andrew S. Paul, Managing Director,
     General Counsel and Secretary

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Tudor Fund For Employees L.P.:

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, including the condensed schedule of investments as of December 31, 2001, and the related statements of operations and changes in partners' capital for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. as of December 31, 2001 and 2000, and the results of its operations for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP


New York, New York
March 5, 2002

                          TUDOR FUND FOR EMPLOYEES L.P.
                          ------------------------------

                        STATEMENTS OF FINANCIAL CONDITION
                        ---------------------------------

                           DECEMBER 31, 2001 AND 2000
                           --------------------------

                           ASSETS                                               2001             2000
                           ------                                          -------------   -------------
   Cash and cash equivalents                                               $  29,804,258   $  25,307,514
   Due from brokers                                                            3,865,128       2,610,863
                                                                           -------------   -------------
       Total assets                                                           33,669,386      27,918,377
                                                                           =============   =============

       LIABILITIES AND PARTNERS' CAPITAL
      ------------------------------------

LIABILITIES:
   Pending partner additions                                               $   1,525,056   $   4,931,369
   Redemptions payable                                                           187,808         369,794
   Incentive fee payable                                                               -         339,869
   Management fee payable                                                         85,100          29,661
   Accrued professional fees and other                                            81,038          86,612
                                                                           -------------   -------------
       Total liabilities                                                       1,879,002       5,757,305
                                                                           -------------   -------------

PARTNERS' CAPITAL:
   Limited partners, 20,000 units authorized and 3,363.810
     and 2,926.555 units outstanding as of December 31, 2001 and 2000         30,035,126      20,766,179
   General Partner, 196.580 units outstanding as of
     December 31, 2001 and 2000                                                1,755,258       1,394,893
                                                                           -------------   -------------
       Total partners' capital                                                31,790,384      22,161,072
                                                                           -------------   -------------
       Total liabilities and partners' capital                             $  33,669,386   $  27,918,377
                                                                           =============   =============

       The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                          -----------------------------

                        CONDENSED SCHEDULE OF INVESTMENTS
                        ---------------------------------

                                DECEMBER 31, 2001
                                ------------------

                                           ----------  ----------  ---------                   Percent of
                                             North     ----------  ---------                    Partners'
                                            America       Asia      Europe          Total        Capital
                                           ----------  ----------  ---------    -----------   ------------
OTC OPTIONS, at market value:
  OTC Foreign Exchange Option              $        -  $  352,710          -        352,710           1.11%
                                           ----------  ----------  ---------    -----------   ------------
    Total securities, at market value
       (cost $111,609)                              -     352,710          -        352,710           1.11
                                           ----------  ----------  ---------    -----------   ------------

FUTURES, at market value:
    Index futures                             (24,950)     (5,300)         -        (30,250)          (.10)
    Interest rate futures                           -     101,645          -        101,645            .33
    Foreign exchange futures                      220           -          -            220            .00
    Commodity futures                         (30,894)          -          -        (30,894)          (.10)
                                           ----------  ----------  ---------    -----------   ------------
      Total futures, at market value          (55,624)     96,345          -         40,721            .13
                                           ----------  ----------  ---------    -----------   ------------

FOREIGN EXCHANGE
      FORWARDS,
  at market value                                   -      97,393    215,973        313,366             99
                                           ----------  ----------  ---------    -----------   ------------

EQUITY SWAPS, at market value:                643,367           -          -        643,367           2.02
                                           ----------   ---------  ---------    -----------   ------------

    Total investments, at market value     $  587,743  $  546,448  $ 215,973    $ 1,350,164           4.25%
                                           ==========  ==========  =========    ===========   ============

       The accompanying notes are an integral part of this schedule.

                          TUDOR FUND FOR EMPLOYEES L.P.
                          -----------------------------

                            STATEMENTS OF OPERATIONS
                            ------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------

                                                                           2001         2000        1999
                                                                         ---------   ----------  ----------
REVENUES:
    Net realized trading gain                                            $6,890,015  $4,697,983  $1,048,971
    Change in net unrealized trading gain (loss)                            778,210    (373,658)     84,556
    Interest income                                                       1,182,347   1,213,785     847,843
                                                                         ----------  ----------  ----------
                 Total revenues                                           8,850,572   5,538,110   1,981,370
                                                                         ----------  ----------  ----------

EXPENSES:
    Brokerage commissions and fees                                          187,282     206,690     209,689
    Management fee                                                          512,176     316,198     295,771
    Incentive fee                                                           702,994     339,869      62,184
    Professional fees and other                                             143,721     162,807     111,279
    Interest expense                                                          8,249       9,907       5,087
                                                                         ----------  ----------  ----------
                 Total expenses                                           1,554,422   1,035,471     684,010
                                                                         ----------  ----------  ----------

                 Net income                                              $7,296,150  $4,502,639  $1,297,360
                                                                         ==========  ==========  ==========


LIMITED PARTNERS' NET INCOME                                             $6,935,785  $4,235,516  $1,220,159

GENERAL PARTNER'S NET INCOME                                                360,365     267,123      77,201
                                                                         ----------  ----------  ----------
                 Net income                                              $7,296,150  $4,502,639  $1,297,360
                                                                         ==========  ==========  ==========

                 Change in Net Asset Value Per Unit                      $ 1,833.12  $ 1,358.85  $   392.72
                                                                         ----------  ----------  ----------
                 Net Income Per Unit                                     $ 1,897.59  $ 1,337.56  $   378.91
                                                                         ----------  ----------  ----------

        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                          -----------------------------

                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                   ------------------------------------------

              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
              ----------------------------------------------------


                                                    Limited Partners                   General Partner                    Net Asset
                                             ------------------------------  -----------------------------       Total     Value
                                                Units            Capital         Units           Capital        Capital   Per Unit
                                             ----------       -------------  -------------    ------------   -----------  ---------
PARTNERS' CAPITAL, January 1, 1999             2,589.821       $13,840,543        196.580     $ 1,050,569      14,891,112  $5,344.21

    Net income                                         -         1,220,159              -          77,201       1,297,360
    TIC 401(k) Plan unit adjustment (Note 3)      14.141                 -              -               -               -
    Capital contributions                      1,051.500         5,489,765              -               -       5,489,765
    Redemptions                               (1,005.186)       (5,346,022)             -               -      (5,346,022)
                                              ----------      ------------   ------------     -----------    ------------

PARTNERS' CAPITAL, December 31, 1999           2,650.276       $15,204,445        196.580     $ 1,127,770    $ 16,332,215  $5,736.93
                                             -----------      ------------   ------------     -----------    ------------

    Net income                                         -         4,235,516              -         267,123       4,502,639
    TIC 401(k) Plan unit adjustment (Note 3)      27.169                 -              -               -               -
    Capital contributions                        959.408         5,416,452              -               -       5,416,452
    Redemptions                                 (710.298)       (4,090,234)             -               -      (4,090,234)
                                               ---------      ------------   ------------     -----------    ------------

PARTNERS' CAPITAL, December 31, 2000           2,926.555       $20,766,179        196.580     $ 1,394,893    $ 22,161,072  $7,095.78

    Net income                                         -         6,935,785              -         360,365       7,296,150
    TIC 401(k) Plan unit adjustment (Note 3)      32.780                 -              -               -               -
    Capital contributions                      1,295.726         9,626,183              -               -       9,626,183
    Redemptions                                 (891.251)       (7,293,021)             -               -      (7,293,021)
                                             -----------       -----------   ------------     -----------    ------------

PARTNERS' CAPITAL, December 31, 2001           3,363.810       $30,035,126        196.580     $ 1,755,258    $ 31,790,384  $8,928.90
                                             ===========       ===========   ============     ===========    ============

        The accompanying notes are an integral part of these statements

                          TUDOR FUND FOR EMPLOYEES L.P.
                          -----------------------------

                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------

                        DECEMBER 31, 2001, 2000, AND 1999
                        ---------------------------------

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

2.  SUMMARY OF SIGNIFICANT
    ACCOUNTING POLICIES
    -------------------------

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash held at banks and overnight time deposits.

Due from Brokers
----------------

Due from brokers primarily consists of cash balances carried as margin deposits with clearing brokers for the purpose of trading in securities, futures contracts and other derivative instruments. Also included in due from brokers are the unrealized gains and losses on open futures contracts and other derivative instruments, as reflected on the condensed schedule of investments.

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

For derivative instruments, fair value is generally based upon independent market values when available from major exchanges or, if none are available, at independent broker quotations. Additionally, in determining fair value, management utilizes pricing models with market quoted inputs and also considers closing exchange prices of related instruments, time value of money, volatility factors of the underlying instruments, and other market terms.

Brokerage Commissions and Fees
------------------------------

These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interests trades. Commissions and fees associated with open commodity interests at the end of the year are accrued.

Service Agreement
-----------------

The Partnership has entered into an agreement with CITCO Fund Services USA, Inc. (the "Service Company"), under which the Service Company provides necessary accounting services to the Partnership, including maintenance of the financial books and records. The Service Company has waived its right to receive any payment for these services.

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

Accounting Pronouncement
------------------------

In September of 2000, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - a replacement of FASB Statement No. 125". SFAS 140 amended the recognition and reclassification of collateral and disclosures related to securitization transactions and collateral. These changes are effective for fiscal years ending after December 15, 2000. SFAS 140 also amended the accounting for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The SFAS 140 provisions did not impact the Partnership's financial statements.

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

4.  REDEMPTION OF UNITS
    -------------------

At each quarter-end, units are redeemable at the discretion of each limited partner. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. Partial redemptions of units, which would reduce the net asset value of a limited partner's unredeemed units to less than the minimum investment then that required of new limited partners or such limited partner's initial investment, whichever is less, will be honored only to the extent of such limitation.

5.  INCOME TAXES
    ------------

The Partnership has not made any provisions for U.S. federal and state income taxes since the partners are responsible for reporting income or loss based upon their respective share of revenue and expense.

6.  RELATED PARTY TRANSACTIONS
    --------------------------

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions.

Bellwether Partners LLC ("BPL"), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership's primary forward contract counterparty. Effective August 1, 1995, BPL ceased charging commissions for transacting the Partnership's foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 4% of the Partnership's net assets. During 2001, 2000 and 1999, the Partnership earned interest income of $39,413, $37,163, and $30,518, respectively, from deposits of collateral with BPL. At December 31, 2001, 2000 and 1999, the amounts on deposit with BPL were $1,187,258, $1,128,484 and $540,796 (including $313,366, ($2,428) and $74,335, respectively, in unrealized trading gains (losses)).

7.FINANCIAL INSTRUMENTS WITH
OFF-BALANCE SHEET MARKET RISK
AND CONCENTRATION OF CREDIT RISK
--------------------------------

The Partnership is subject to changes in value resulting from the market and credit risk associated with the financial instruments which are traded. TIC takes an active role in managing the Partnership's market and counterparty risks and has established formal procedures which are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies which are designed to maintain risk within parameters which are appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC's Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership's potential exposures to market risk based on analyses performed by the department.

The Risk Management Department's responsibilities include: evaluating the positions taken by traders in various instruments and markets globally and assessing the market risk associated with all of those positions. TIC's Risk Management Department uses a statistical technique known as Value at Risk ("VaR") to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership's trading portfolios. The VaR model projects potential losses of the portfolio based on a historical simulation methodology which uses two years of historical data, a one-day holding period and a 99% confidence level.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward rate agreements, forward currency contracts and OTC foreign currency options are traded in unregulated markets.

Derivative instruments are bi-lateral agreements which result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit exposure risk. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through the use of bi-lateral collateral agreements ("Collateral Agreements") with OTC derivative counterparts and through formal credit policies and monitoring procedures. TIC has a formal Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. The Partnership attempts to reduce its credit risk by establishing stringent credit terms in its legal trade documentation (i.e. ISDA agreements, master netting agreements, etc.) with its counterparties. In addition, the TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps and forward rate agreements are either liquidated or held to maturity. For these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

Collateral Agreements require the Partnership and its counterparties to monitor the fair value of its derivative transactions on a daily basis and pledge or pull back additional collateral as necessary. As of December 31, 2001 and 2000, the Partnership has pledged $703,791 and $351,000, respectively, of cash collateral. Under these Collateral Agreements, there was no securities collateral pledged as of December 31, 2001 and 2000. The Partnership records cash collateral posted as a receivable from the broker.

As of December 31, 2001 and 2000, the Partnership has received $0 and $60,000, respectively, of cash collateral under these Collateral Agreements. The Partnership nets this cash collateral received against the contractual commitment asset, when legal right of offset exists. As of December 31, 2001 and 2000, the Partnership had no securities collateral pledged or received under these Collateral Agreements.

The following table summarizes the Partnership's year-end assets and liabilities at December 31, 2001 and 2000, resulting from unrealized gains and losses on derivative instruments included in the accompanying statements of financial condition (in thousands):

                                                              2001                            2000
                                                              ----                            ----
                                                     Assets       Liabilities        Assets        Liabilities
                                                     ------       -----------        ------        -----------
    Exchange traded contracts:
        Interest rate contracts                      $  102          $  -            $ 182           $  -
        Forward exchange contracts                      314             -               -                6
        Equity index contracts                           -              30             124              -

    Over-the-counter contracts:
        Commodity swaps                                  -              -               94              -
        Equity swaps                                    643             -               -               -
        Interest rate swaps                              -              -                7              -
        Currency contracts                              241             -               -               -

    Non-financial derivative instruments                  -             31              -               -
                                                 -----------     ---------       ---------       --------
                                                     $ 1,300         $  61           $ 407           $   6
                                                     =======         =====           =====           =====

8. FINANCIAL HIGHLIGHTS
   --------------------

The following represents financial highlights of the Partnership for the year ended December 31, 2001:

   Per unit operating performance:

     Net asset value per unit, December 31, 2000                   $  7,095.78
        Net investment loss per unit                                    (98.52)
        Net realized and unrealized trading gain (loss) per unit      1,931.64
                                                                   -----------
                                                                      1,833.12

     Net asset value per unit, December 31, 2001                   $  8,928.90
                                                                   ===========

   Total return:

     Total return before incentive fee                                   29.72%
       Incentive fee                                                     (2.75)
                                                                   -----------
         Total return after incentive fee                                26.97%
                                                                   ===========


   Ratios to average net assets:
     Net investment income before incentive fee                           1.09%
        Incentive fee                                                    (2.29)
                                                                   -----------
     Net investment income (loss) after incentive fee                    (1.20)%
                                                                   ===========

     Expenses                                                             2.75%
        Incentive fee                                                     2.29
                                                                   -----------
           Total expenses and incentive fee                               5.04%
                                                                   ===========

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests, respectively, for the year ended December 31, 2001. Total return is calculated as the change in the net asset value of the Limited Partner interests for the year ended December 31, 2001. The total return and ratios assessed to an individual Limited Partner, may vary based on varying management and/or incentive fee arrangements and the timing of capital transactions.