Form 10-Q
period 2002-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 2002-05-15
CIK 861895

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTER ENDED: 3/31/02                 COMMISSION FILE NUMBER: 333-52543
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

                                    X  YES ____ NO
                                   ---

                         PART I - FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                          TUDOR FUND FOR EMPLOYEES L.P.
                        STATEMENTS OF FINANCIAL CONDITION

                                                                                     MARCH 31,    DECEMBER 31,
                                                                                       2002           2001
                                                                                    (UNAUDITED)    (AUDITED)
                                                                                    ------------  ------------
                                     ASSETS
                                     ------

Cash and cash equivalents                                                           $ 33,021,713  $ 29,804,258
Investment in securities, at market value, (cost $530,655 and $111,609 as
  of March 31, 2002 and  December 31, 2001)                                              406,981       352,710
Due from brokers                                                                       5,231,323     3,512,418
                                                                                    ------------  ------------

         Total assets                                                               $ 38,660,017  $ 33,669,386
                                                                                    ============  ============

                       LIABILITIES AND PARTNERS' CAPITAL
                       ---------------------------------

LIABILITIES:

Securities sold short, at market value, (proceeds $526,735 and $0
  as of March 31, 2002 and  December 31, 2001)                                       $   468,494  $       --
Pending partner additions                                                              2,768,505     1,525,056
Redemptions payable                                                                      857,565       187,808
Incentive fee payable                                                                     64,652          --
Management fee payable                                                                   141,255        85,100
Accrued professional fees and other                                                      129,527        81,038
                                                                                    ------------  ------------

         Total liabilities                                                             4,429,998     1,879,002
                                                                                    ------------  ------------

PARTNERS' CAPITAL:

Limited Partners, 20,000 units authorized and 3,508.580 and
3,363.810 outstanding at March 31, 2002 and December 31, 2001                         32,413,914    30,035,126

General Partner, 196.580 units outstanding at March 31, 2002 and December 31,
2001
                                                                                       1,816,105     1,755,258
                                                                                    ------------  ------------

         Total partners' capital                                                      34,230,019    31,790,384
                                                                                    ------------  ------------
         Total liabilities and partners' capital                                    $ 38,660,017  $ 33,669,386
                                                                                    ============  ============

        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 MARCH 31, 2002

                                                                                                    Percent of
                                                         North                                      Partners'
                                                        America      Asia     Europe      Total     Capital
                                                       ---------   --------  ---------  ----------  --------

INVESTMENT IN SECURITIES, at market value:
  OTC foreign exchange option                          $    --     $   --    $ 221,731   $ 221,731      0.65%
  Interest rate future option                            185,250       --         --       185,250      0.54%
                                                       ---------   --------  ---------  ----------  --------
      Total investment in securities, at market value    185,250       --      221,731     406,981      1.19%
                                       (cost $530,655) ---------   --------  ---------  ----------  --------

SECURITIES SOLD SHORT, at market value
   Interest rate future option                          (468,494)      --         --      (468,494)    -1.37%
                                                       ---------   --------  ---------  ----------  --------
      Total securities sold short, at market value      (468,494)      --         --      (468,494)    -1.37%
                                (proceeds $526,737)    ---------   --------  ---------  ----------  --------

FUTURES, at market value:
  Index futures                                           37,316      4,300       --        41,616      0.12%
  Interest rate futures                                 (359,698)      --         --      (359,698)    -1.05%
  Foreign exchange futures                                (2,080)      --         --        (2,080)    -0.01%
                                                       ---------   --------  ---------  ----------  --------
     Total futures, at market value                     (324,462)     4,300       --      (320,162)    -0.94%
                                                       ---------   --------  ---------  ----------  --------

FORWARDS, at market value:
  Foreign exchange forwards                                   --     41,865    (12,828)     29,037      0.08%
  Metal forwards                                          16,973         --         --      16,973      0.05%
                                                       ---------   --------  ---------  ----------  --------
     Total forwards, at market value                      16,973     41,865    (12,828)     46,010      0.13%
                                                       ---------   --------  ---------  ----------  --------

COMMODITY SWAPS, at market value:                        146,199       --         --       146,199      0.43%
                                                       ---------   --------  ---------  ----------  --------

Total investments, at market value                     $(444,534)  $ 46,165  $ 208,903  $ (189,466)    -0.56%
                                                       =========   ========  =========  ==========  ========

                          TUDOR FUND FOR EMPLOYEES L.P.
                            STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


                                                      MARCH 31,       MARCH 31,
                                                        2002            2001
                                                    ----------------------------

REVENUES:

Net realized trading gains                          $ 2,819,416     $ 3,958,539
Change in net unrealized trading losses              (1,417,221)       (979,936)
Interest income                                         144,433         389,323
                                                    -----------     -----------

        Total revenues                                1,546,628       3,367,926
                                                    -----------     -----------

EXPENSES:

Brokerage commissions and fees                           67,474          62,554
Management fee                                          141,255         118,524
Incentive fee                                            64,652         268,878
Professional fees and other                              51,108          34,477
                                                    -----------     -----------

        Total expenses                                  324,489         484,433
                                                    -----------     -----------

        Net income                                  $ 1,222,139     $ 2,883,493
                                                    ===========     ===========

        Limited Partners' Net Income                  1,161,292       2,742,924

        General Partners' Net Income                     60,847         140,569
                                                    -----------     -----------

        Net income                                  $ 1,222,139     $ 2,883,493
                                                    ===========     ===========

        Changes in Net Asset Value Per Unit         $    309.57     $    715.07
                                                    ===========     ===========

        Net Income Per Unit (Note 2)                $    321.96     $    736.55
                                                    ===========     ===========

        The accompanying notes are an integral part of these statements.

                          TUDOR FUND FOR EMPLOYEES L.P.
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD ENDED MARCH 31, 2002 AND THE YEAR ENDED DECEMBER 31, 2001

                                                     Limited Partners            General Partner
                                             ------------------------------  ------------------------      Total     Net Asset Value
                                                 Units           Capital       Units       Capital        Capital       Per Unit
                                             -------------    -------------  ---------  -------------  ------------- ---------------
Partners' Capital, January 1, 2001             2,926.555      $ 20,766,179    196.580    $ 1,394,893   $ 22,161,072    $ 7,095.78

     Net income                                       --         6,935,785         --        360,365      7,296,150
     TIC 401(k) Plan unit adjustment (a)          32.780                --         --             --             --
     Capital Contributions                     1,295.726         9,626,183         --             --      9,626,183
     Redemptions                                (891.251)       (7,293,021)        --             --     (7,293,021)
                                             -----------      ------------   --------    -----------   ------------

Partners' Capital, December 31, 2001 (b)       3,363.810        30,035,126    196.580      1,755,258     31,790,384      8,928.90

     Net income                                       --         1,161,292         --         60,847      1,222,139
     TIC 401(k) Plan unit adjustment (a)           5.196                --         --             --             --
     Capital Contributions                       232.399         2,075,061         --             --      2,075,061
     Redemptions                                 (92.825)         (857,565)        --             --       (857,565)
                                             -----------      ------------   --------    -----------   ------------

Partners' Capital, March 31, 2002 (b)          3,508.580      $ 32,413,914    196.580    $ 1,816,105   $ 34,230,019    $ 9,238.47
                                             ===========      ============   ========    ===========   ============


(a) See Note 3 - Capital Accounts
(b) See Note 4 - Redemption of Units

        The accompanying notes are an integral part of these statements.

                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

               PENDING PARTNER ADDITIONS
               -------------------------

               Pending partner additions is comprised of cash received prior to quarter ended, March 31, 2002, for which units were issued on April 1, 2002. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

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

               SERVICE AGREEMENT
               -----------------

               The Partnership has entered into an agreement with CITCO Fund Services USA, Inc. (the "Service Company"), under which the Service Company provides necessary accounting services to the Partnership, including maintenance of the financial books and records. The Service Company has waived its right to receive any payments for these services.

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

              NET GAIN PER UNIT
              -----------------

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

               Derivative instruments are bilateral agreements which result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit exposure risk. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through the use of bilateral collateral agreements ("Collateral Agreements") with OTC derivative counterparts and through formal credit policies and monitoring procedures. TIC has a formal Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership's counterparties, intermediaries and service providers. A significant portion of the Partnership's positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. The Partnership attempts to reduce its credit risk by establishing stringent credit terms in its legal trade documentation (i.e. ISDA agreements, master netting agreements, etc.) with its counterparties. In addition, the TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

        Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps and forward rate agreements are either liquidated or held to maturity. For these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

        Collateral Agreements require the Partnership and its counterparties to monitor the fair value of its derivative transactions on a daily basis and pledge or pull back additional collateral as necessary. As of March 31, 2002, the Partnership has pledged $10,000 of cash collateral and no cash collateral had been received. Under these Collateral Agreements, there was no securities collateral pledged or received as of March 31, 2002. The Partnership records cash collateral posted as a receivable from the broker.

        The following table summarizes March 31, 2002 and December 31, 2001 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000's omitted):

                                                   March 31, 2002                 December 31, 2001
                                             --------------------------     ----------------------------
                                                 Assets     Liabilities        Assets        Liabilities
                                                 ------     -----------        ------        -----------
Exchange traded contracts:
        Interest rate contracts                  $ 73       $617               $  102        $  -
        Foreign exchange contracts                  -          2                    -           -
        Equity index contracts                     42          -                    -          30

Over-the-counter contracts:
        Commodity swaps                           146          -                    -           -
        Equity swaps                                -          -                  643           -
        Currency contracts                        148          -                  555           -

Non-financial derivative instruments               17          -                    -          31
                                             --------------------------     ----------------------------

                        Total                    $426       $619               $1,300        $ 61
                                             ==========================     ============================

   ITEM 2.     MANAGEMENT DISCUSSION AND ANALYSIS OF
   -------     -------------------------------------
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS
               ---------------------------------------------

         The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of limited partnership interest for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $2,075,061 and redemptions of $857,565 during the quarter ended March 31, 2002 (the "Current Quarter"). From its inception through April 1, 2002, the Partnership received total Limited Partner subscriptions and contributions of $46,377,256 and had total withdrawals of $35,412,098. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The
         General Partner's equity in the Partnership as of March 31, 2002 was approximately $1,816,105 representing approximately 5% of the Partnership's equity. At April 1, 2002, the Partnership had a total of 117 Limited Partners.

         As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the "TIC 401(k) Plan"), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 2002 of $4,175,909. The TIC 401(k) Plan's equity in the Partnership as of April 1, 2002 was approximately $7,316,278 representing approximately 19.4% of the Partnership's equity or approximately 21.8% excluding units held by the General Partner and its affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan's capital account with the Partnership's per unit value. Furthermore, BPL ceased charging commissions for transacting the Partnership's foreign exchange spot and forward and commodity forward contracts.

   (1)   LIQUIDITY
         ---------

         The Partnership's assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in futures, option, and forward contract trading. Since the Partnership's sole purpose is to trade in futures, option, and forward contracts, and other commodity interest contracts, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes. Interest income for the current quarter was $142,708 compared to $389,323 during the quarter ended March 31, 2001. This decrease was due to a lowering of interest rates by the Federal Reserve.

         Cash and cash equivalents are part of the Partnership's inventory. Cash and cash equivalents represented approximately 86% and 89% of the Partnership's assets as of March 31, 2002 and December 31, 2001. The cash and cash equivalents satisfy the Partnership's need for cash on both a short term and long term basis.

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

(2)      CAPITAL RESOURCES
         -----------------

         The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of Units in the future will impact the amount of funds available for investment in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership is adjusted.

         The Partnership is currently open to new investments, which can be made quarterly. Such investments are limited to employees of TIC and its principals or its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

(3)      RESULTS OF OPERATIONS
         ---------------------

         The following table compares Net Asset Value per Unit as of March 31, 2002 and 2001:

                                                          Change in Net Asset
                                  Net Asset Value           Value Per Unit
                                      per Unit              During Quarter
                                  ---------------     --------------------------
                                                            $               %
                                                      --------------------------
               March 31, 2002         $9,238.47         $ 309.57          3.47%
               March 31, 2001         $7,810.85         $ 715.07         10.08%


         Net trading gains and losses includes realized and unrealized trading gains and losses and commissions from strategies that use a variety of derivative financial instruments are recorded in the statements of operations. The following table summarizes the components (in thousands) of net trading gains and losses, for the three months ended March 31, 2002 and 2001.

                                                      Three Months Ended
                                                          March 31,
                                                 --------------------------
                                                    2002             2001
                                                 ---------        ---------
Exchange traded contracts:
 Interest rate futures and option contracts      $   1,644        $     504
 Foreign exchange contracts                            (92)           1,845
 Equity index futures                                 (285)           1,725

Over-the-counter contracts:
 Forward currency contracts                            196             (210)
 Commodity swaps                                       101             (496)
 Equity index swaps                                   (237)            (359)
 Interest rate swaps                                     -               18

Non-financial derivative instruments                     8             (111)

                                                 ---------        ---------
       Total                                     $   1,335        $   2,916
                                                 =========        =========


       Since the Partnership is a speculative trader in the commodities markets, current year results are not comparable to previous year's results. The following table illustrates the Partnership's net trading gains and losses as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as percentage of net trading gains and losses.

                                                      Three Months Ended,
                                             -----------------------------------
                                             March 31, 2002       March 31, 2001
                                             --------------       --------------
Net  trading gains and losses as a % of            3.9%                 10.3%
Net Assets
Brokerage commissions & fees as a % of             0.2%                  0.3%
Net Assets
Incentive fees as a % of net trading               4.8%                  9.2%
gains and losses


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

         The following table illustrates the VaR for each component of market risk as of March 31, 2002. The dollar values represent the VaR scaled up to a 95% confidence level.

                                                                       VaR
                                                               -----------------
          Risk Factors
          ------------                                          (95% Confidence)
                                                                ----------------

          Exchange traded contracts:

               Interest rate contracts                            $     260,356
               Foreign exchange contracts                               323,112
               Equity index contracts                                    81,028

          Over the counter contracts

                 Currency contracts                                     241,741

          Non-financial derivative instruments                          148,688
                                                                  -------------
                                                                  $   1,054,925
                                                                  =============

          Cash and due from brokers are due principally from high credit quality international financial institutions.

          Exchange traded futures and option the contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options contracts are executed. Forward contracts are generally settled with the counterparty two days after the trade.

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

5. FINANCIAL HIGHLIGHTS
   --------------------

The following represents financial highlights of the Partnership for the quarter ended March 31, 2002:

   Per unit operating performance:

     Net asset value per unit, December 31, 2001                    $ 8,928.90
       Net investment loss per unit                                     (48.38)
       Net realized and unrealized trading gain (loss) per unit         357.95
                                                                    ----------
                                                                        309.57
                                                                    ----------
     Net asset value per unit, March 31, 2002                       $ 9,238.47
                                                                    ==========

   Total return:

     Total return before incentive fee                                    3.81%
       Incentive fee                                                     (0.19)
                                                                    ----------
         Total return after incentive fee                                 3.62%
                                                                    ==========

   Ratios to average net assets:

     Net investment loss before incentive fee                            (0.34)%
       Incentive fee                                                     (0.19)
                                                                    ----------
         Net investment loss after incentive fee                         (0.53)%
                                                                    ==========

     Expenses                                                             0.76%
       Incentive fee                                                      0.19
                                                                    ----------
         Total expenses and incentive fee                                 0.95%
                                                                    ==========

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests, respectively, for the quarter ended March 31, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the quarter ended March 31, 2002. The total return and ratios assessed to an individual Limited Partner, may vary based on varying management and/or incentive fee arrangements and the timing of capital transactions.

                           PART II - OTHER INFORMATION


         CHANGES IN SECURITIES AND USE OF PROCEEDS
         -----------------------------------------

         The Partnership initially registered 10,000 Units of Limited Partnership Interest pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interest on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 14,043 Units having an aggregate value of $46,377,256 have been sold through April 1, 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         TUDOR FUND FOR EMPLOYEES L.P.

           By:    Second Management LLC,
                  General Partner


           By:    /s/   Mark F. Dalton
                  --------------------
                  Mark F. Dalton,
                  President of the General Partner


           By:    /s/ John R. Torell
                  -------------------------------
                  John R. Torell,
                  Chief Financial Officer of the
                  General Partner


May 15, 2002