Form 10-Q
period 2002-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 2002-08-14
CIK 861895

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 6/30/02	COMMISSION FILE NUMBER: 333-52543

TUDOR FUND FOR EMPLOYEES L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3543779
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1275 King Street, Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

(203) 863-6700
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

☒ YES    ☐ NO

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF FINANCIAL CONDITION

	JUNE 30, 2002	DECEMBER 31, 2001
	(UNAUDITED)	(AUDITED)
ASSETS

Cash and cash equivalents	$41,826,108	$29,804,258
Due from brokers	3,000,958	3,865,128

Total assets	$44,827,066	$33,669,386

LIABILITIES AND PARTNERS’ CAPITAL

LIABILITIES:

Pending partner additions	$875,000	$1,525,056
Redemptions payable	322,997	187,808
Incentive fee payable	557,205	—
Management fee payable	113,135	85,100
Accrued professional fees and other	163,880	81,038

Total liabilities	2,032,217	1,879,002

PARTNERS’ CAPITAL:

Limited Partners, 20,000 units authorized and 3,869.867 and 3,363.810 outstanding at June 30, 2002 and December 31, 2001	40,726,055	30,035,126

General Partner, 196.580 units outstanding at June 30, 2002 and December 31, 2001	2,068,794	1,755,258

Total partners’ capital	42,794,849	31,790,384

Total liabilities and partners’ capital	$44,827,066	$33,669,386

The accompanying notes are an integral part of these statements.

TUDOR FUND FOR EMPLOYEES L.P.
CONDENSED SCHEDULE OF INVESTMENTS
	North America	Asia	Europe	Total	Percent of Partners’ Capital
June 30, 2002 (UNAUDITED)

FUTURES, at market value:
Equity index futures	$406	$—	$—	$406.00%
Interest rate futures	37,752	23,617	—	61,369.14
Foreign exchange futures	174,200	—	—	174,200.41

Total futures, at market value	212,358	23,617	—	235,975.55

FOREIGN EXCHANGE FORWARDS, at market value:	13,077	(949)	170,117	182,245.43

COMMODITY SWAPS, at market value:	118,222	—	—	118,222.28

TOTAL INVESTMENTS, at market value (1)	$343,657	$22,668	$170,117	$536,442	1.26%

	North America	Asia	Europe	Total	Percent of Partners’ Capital

December 31, 2001 (AUDITED)

OTC OPTIONS, at market value:
OTC foreign exchange option	$—	$352,710	$—	$352,710	1.11%

Total options, at market value (cost $111,609)	—	352,710	—	352,710	1.11

FUTURES, at market value:
Equity index futures	(24,950)	(5,300)	—	(30,250)	(.10)
Interest rate futures	—	101,645	—	101,645.33
Foreign exchange futures	220	—	—	220.00
Commodity futures	(30,894)	—	—	(30,894)	(.10)

Total futures, at market value (1)	(55,624)	96,345	—	40,721.13

FOREIGN EXCHANGE FORWARDS, at market value	—	97,393	215,973	313,366.99

EQUITY SWAPS, at market value:	643,367	—	—	643,367	2.02

TOTAL INVESTMENTS, at market value	$587,743	$546,448	$215,973	$1,350,164	4.25%

The accompanying notes are an integral part of these statements.

(1)	All such amounts are included in due from brokers on the statements of financial condition.

TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2002	2001	2002	2001

Investment income
Interest income	$172,579	$339,695	$317,710	$731,062

Investment expense
Interest expense	6,564	44,824	7,262	54,590
Brokerage commissions	111,928	36,607	179,402	99,161

Total investment expenses	118,492	81,431	186,664	153,751

Operating expenses
Management fee	165,392	130,579	306,647	249,103
Incentive fee	557,205	—	621,857	268,878
Professional fees and other expenses	41,008	34,655	92,116	69,132

Total operating expenses	763,605	165,234	1,020,620	587,113

Net investment income (loss)	(709,518)	93,030	(889,574)	(9,802)

Net realized and unrealized gains/losses on trading activities
Net realized gain (loss)	5,354,815	(355,514)	8,174,231	3,610,746
Change in net unrealized appreciation	782,576	354,018	(634,645)	(625,918)

Net realized and unrealized gain (loss)	6,137,391	(1,496)	7,539,586	2,984,828

Net increase in net assets resulting from operations	$5,427,873	$91,534	$6,650,012	$2,975,026

Limited Partners’ net increase in net assets resulting from operations	5,175,184	88,465	6,336,476	2,831,388
General Partner’s net increase in net assets resulting from operations	252,689	3,069	313,536	143,638

	$5,427,873	$91,534	$6,650,012	$2,975,026

Change in Net Asset Value Per Unit	$1,285.42	$15.61	$1,594.99	$730.68

Net increase in Net Assets Per Unit	$1,327.02	$22.25	$1,686.50	$741.05

The accompanying notes are an integral part of these statements.

TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD ENDED JUNE 30, 2002 (UNAUDITED) AND THE YEAR ENDED DECEMBER 31, 2001 (AUDITED)

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit
	Units	Capital	Units	Capital

Partners’ Capital, January 1, 2001	2,926.555	$20,766,179	196.580	$1,394,893	$22,161,072	$7,095.78
Net increase in net assets resulting from operations	—	6,935,785	—	360,365	7,296,150
TIC 401(k) Plan unit adjustment (a)	32.780	—	—	—	—
Capital contributions	1,295.726	9,626,183	—	—	9,626,183
Redemptions	(891.251)	(7,293,021)	—	—	(7,293,021)

Partners’ Capital, December 31, 2001(b)	3,363.810	30,035,126	196.580	1,755,258	31,790,384	$8,928.90
Net increase in net assets resulting from operations	—	6,336,476	—	313,536	6,650,012
TIC 401(k) Plan unit adjustment (a)	22.660	—	—	—	—
Capital contributions	606.914	5,535,015	—	—	5,535,015
Redemptions	(123.517)	(1,180,562)	—	—	(1,180,562)

Partners’ Capital, June 30, 2002 (b)	3,869.867	$40,726,055	196.580	$2,068,794	$42,794,849	$10,523.89

(a)  See Note 3 – Capital Accounts
(b)  See Note 4 – Redemption of Units

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2002
(UNAUDITED)

(1)    ORGANIZATION

Tudor Fund For Employees L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act (the “Act”) on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the “General Partner”) is the general partner of the Partnership. Tudor Investment Corporation (“TIC”), an affiliate of the General Partner, acts as the trading advisor of the Partnership. The General Partner is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and a Commodity Trading Advisor and is a member of the National Futures Association in such capacities. Ownership of limited partnership units is restricted to employees of TIC and its principals or its affiliates.

The objective of the Partnership is to realize capital appreciation through speculative trading of futures, forwards, option contracts and other derivative instruments, including commodity interests (collectively, “derivative instruments”). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Partnership Agreement dated as of May 22, 1996 (the “Limited Partnership Agreement”).

DUTIES OF THE GENERAL PARTNER

The General Partner acts as the commodity pool operator of the Partnership and is responsible for the selection and monitoring of the commodity trading advisors used by the Partnership. The General Partner is also responsible for the performance of all administrative services necessary to the Partnership’s operations.

(2)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements presented have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management of the General Partner, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States. These financial statements should be read in conjunction with the Partnership’s audited financial statements included in the Partnership’s Annual Report on Form 10-K filed with the SEC on March 28, 2002. Results of the interim periods are not necessarily indicative of results to be obtained for a full fiscal year.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash held at banks and overnight time deposits.

DUE FROM BROKERS

Due from brokers primarily consists of cash balances carried as margin deposits with clearing brokers for the purpose of trading derivative instruments. Also included in due from brokers are the unrealized gains and losses on derivative instruments, as reflected on the condensed schedule of investments.

PENDING PARTNER ADDITIONS

Pending partner additions is comprised of cash received prior to the end of the period, for which units were issued on July 1, 2002 and January 1, 2002. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

REVENUE RECOGNITION AND VALUATION METHODOLOGIES

Trading activities, including related revenues and expenses, are recorded on a trade date basis. Interest income and expense are recorded on the accrual basis.

For derivative instruments, market value is generally based upon independent market values when available from major exchanges or, if none are available, from independent broker quotations. Additionally, in determining market value, management utilizes pricing models with market quoted inputs and also considers closing exchange prices of related instruments, time value of money, volatility factors of the underlying instruments, and other market conditions.

BROKERAGE COMMISSIONS AND FEES

These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearance of derivative instruments.

SERVICE AGREEMENT

The Partnership has entered into an agreement with CITCO Fund Services USA, Inc. (the “Service Company”), under which the Service Company provides necessary accounting services to the Partnership, including maintenance of the financial books and records.

INCENTIVE FEE

The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership. Since inception of the TIC 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), TIC has waived its right to receive an incentive fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan.

MANAGEMENT FEE

The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership’s net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC has waived its right to receive a management fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan.

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

NET INCREASE IN NET ASSETS PER UNIT

Net increase in net assets per unit is computed by dividing net increase in net assets by the monthly average of units outstanding at the beginning of each month.

RECLASSIFICATIONS

Certain reclassifications have been made to prior year balances to conform with the current year presentation.

(3)    CAPITAL ACCOUNTS

The minimum subscription amount is $1,000 for new Limited Partners. Additional contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective quarter.

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value.

(4)    REDEMPTION OF UNITS

At each quarter-end, units are redeemable at the discretion of each Limited Partner. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any quarter as defined in the Limited Partnership Agreement. Partial redemptions of units which would reduce the net asset value of a Limited Partner’s unredeemed units to less than the minimum investment then required of new Limited Partners or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation. Effective, July 31, 2002, redemptions of units may be made as of the last business day of any month.

(5)    INCOME TAXES

The Partnership has not made any provisions for U.S. federal and state income taxes since the partners are responsible for reporting income or loss based upon their respective share of revenue and expense.

(6)    RELATED PARTY TRANSACTIONS

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions.

Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s primary forward contract counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, up to 4% of the Partnership’s net assets.

At June 30, 2002 and December 31, 2001, the amounts on deposit with BPL were $1,592,028 (including $182,245 in unrealized gains) and $1,187,258 (including $313,366 in unrealized gains). The Partnership earned interest income of $5,934 and $10,749 during the three and six month periods ended June 30, 2002 and $10,834 and $22,684 during the three and six month periods ended June 30, 2001, from deposits on collateral with BPL.

Bellwether Futures LLC (“BFL”), a Delaware limited liability compay, is an affiliate of the General Partner and is qualified to do business in Illinois. BFL does not charge the Partnership fees for assisting in the execution of treasury bond futures by floor brokers on the Chicago Board of Trade. BFL ceased operations in March 2001.

TIC receives incentive and management fees as compensation for acting as trading advisor (Note 2).

(7)    FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK AND CONCENTRATION OF CREDIT RISK

The Partnership is subject to changes in value resulting from the market and credit risk associated with the financial instruments which are traded. TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal procedures which are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies which are designed to maintain risk within parameters which are appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC’s Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the department.

The Risk Management Department’s responsibilities include: evaluating the positions taken by traders in various instruments and markets globally and assessing the market risk associated with all of those positions. TIC’s Risk Management Department uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses of the portfolio based on a historical simulation methodology which uses two years of historical data, a one-day holding period, and a 99% confidence level.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward currency contracts and OTC foreign currency options are traded in unregulated markets.

Derivative instruments are bilateral agreements which result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit exposure risk. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a formal Credit Committee, comprised of senior professionals from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. The Partnership attempts to reduce its credit risk by establishing stringent credit terms in its legal trade documentation (i.e. ISDA agreements, master netting agreements, etc.) with its counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps are either liquidated or held to maturity. For these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

Collateral Agreements require the Partnership and its counterparties to monitor the fair value of its derivative transactions on a daily basis and pledge or pull back additional collateral as necessary. As of June 30, 2002, the Partnership has pledged no cash collateral and $25,000 cash collateral had been received. As of December 31, 2001, the Partnership had pledged $703,791 of cash collateral and no cash collateral had been received. Under these Collateral Agreements, there was no securities collateral pledged or received as of June 30, 2002 and December 31, 2001. The Partnership records cash collateral pledged as a receivable from the broker.

The following table summarizes June 30, 2002 and December 31, 2001 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in the statements of financial condition (000’s omitted):

	June 30, 2002		December 31, 2001
	Assets	Liabilities	Assets	Liabilities
Exchange traded:
Interest rate futures	$62	—	$102	$—
Foreign exchange futures	174		—	—
Equity index futures	—	—	—	30

Over-the-counter:
Foreign exchange forwards	182	—	666	—
Commodity swaps	118	—	—	—
Equity swaps	—	—	643	—

Non-financial derivative instruments	—	—	—	31

Total	$536	—	$1,411	$61

(8)    FINANCIAL HIGHLIGHTS

The following represents financial highlights of the Partnership for the three and six months ended June 30, 2002:

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Per unit operating performance:
Net asset value per unit, beginning of the period	$9,238.47	$8,928.90
Net investment loss per unit	(216.18)	(275.70)
Net realized and unrealized trading gain (loss) per unit	1,501.60	1,870.69

	1,285.42	1,594.99

Net asset value per unit, June 30, 2002	$10,523.89	$10,523.89

Total return:

Total return before incentive fee	15.75%	20.03%
Incentive fee	(1.83)	(2.17)

Total return after incentive fee	13.92%	17.86%

Ratios to average net assets:

Net investment loss before incentive fee	(0.48)%	(0.89)%
Incentive fee	(1.72)	(2.02)

Net investment loss after incentive fee	(2.20)%	(2.91)%

Expenses	0.91%	1.73%
Incentive fee	1.72	2.02

Total expenses and incentive fee	2.63%	3.75%

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests, (excluding TIC 401(K) plan net assets, units and related income and expenses (see Note 2)) respectively, for the three and six months ended June 30, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three and six months ended June 30, 2002. The total return and ratios assessed to an individual Limited Partner may vary based on varying management and/or incentive fee arrangements and the timing of capital transactions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of limited partnership interest for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $3,459,954 and redemptions of $322,997 during the quarter ended June 30, 2002 (the “Current Quarter”). From its inception through July 1, 2002, the Partnership received total Limited Partner subscriptions and contributions of $47,282,256 and had total withdrawals of $35,780,094. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner’s equity in the Partnership as of June 30, 2002 was $2,068,794 representing approximately 5% of the Partnership’s equity. At July 1, 2002, the Partnership had a total of 125 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investment does not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 2002 of $3,980,828. The TIC 401(k) Plan’s equity in the Partnership as of July 1, 2002 was approximately $8,322,955 representing approximately 19.05% of the Partnership’s equity or approximately 22.77% excluding units held by the General Partner, TIC and their affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The partnership’s trading in the second quarter of 2002 was successful across a range of markets and instruments, with most trading strategies tied to weakness in the U.S. economy and U.S. equity markets. News of corporate failures, profit warnings and accounting irregularities increased volatility and created opportunities for directional trading in various markets. As these events unfolded, the partnership benefited from positions in U.S. fixed income and U.S. equity indices as well as in positions in currencies reflecting the U.S. dollar’s relative weakness to several global currencies.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

The Partnership reported a net increase in net assets resulting from operations of $5,427,873 and $6,650,012 for the three and six month periods ended June 30, 2002 compared to a net increase in net assets resulting from operations of $91,354 and $2,975,026 for the three and six month periods ended June 30, 2001.

The following table compares Net Asset Value per Unit for the three and six months ended June 30, 2002 and 2001:

		Change in Net Asset Value Per Unit
	Net Asset Value per Unit	Three Months Ended June 30		Six Months Ended June 30
June 30, 2002	$10,523.89	$1,285.42	13.91%	$1,594.99	17.86%
June 30, 2001	$7,826.46	$15.61	0.20%	$730.68	10.30%

INVESTMENT INCOME

Interest income for the three and six months ended June 30, 2002 was $172,579 and $317,710 compared to the three and six months ended June 30, 2001 of $339,695 and $731,062. The Partnership earns interest income on cash and cash equivalents maintained with BPL, banks or in trading accounts and used by the Partnership as margin and collateral to engage in futures, option and forward contracts and other commodity interest contracts. The decrease in interest income was due to the lowering of interest rates by the Federal Reserve.

INVESTMENT EXPENSE

Interest expense for the three and six months ended June 30, 2002 was $6,564 and $7,262 compared to the three and six months ended June 30, 2001 of $44,824 and $54,590.

Brokerage commissions expense for the three and six months ended June 30, 2002 was $111,928 and $179,402 compared to the three and six months ended June 30, 2001 of $36,607 and $99,161. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades. The increase in brokerage commissions is due to the increase in trade volume driven by the increase in assets under management. The General Partner anticipates that the Partnership will normally pay annually approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges.

OPERATING EXPENSES

Management fees for the three and six months ended June 30, 2002 were $165,392 and $306,647 compared to the three and six months ended June 30, 2001 of $130,579 and $249,103. As management fees are earned as a percentage of the Partnership’s net assets, this increase was due to the increase in assets under management.

Other expenses for the three and six months ended June 30, 2002 were $41,008 and $92,116, substantially unchanged from the three and six months ended June 30, 2001 of $34,655 and $69,132.

NET REALIZED AND UNREALIZED GAINS/LOSSES ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses net of brokerage commissions from strategies that use a variety of derivative financial instruments, are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, for the three and six months ended June 30, 2002 and 2001.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Exchange traded :
Interest rate futures and options	$918	$(610)	$2,562	$(106)
Foreign exchange futures	165	97	162	93
Equity index futures	1,852	(334)	1,567	1,391

Over-the-counter contracts:
Foreign exchange forwards	3,303	648	3,409	2,289
Commodity swaps	(131)	(163)	(29)	(654)
Equity index swaps	(97)	144	(334)	(215)
Interest rate swaps	—	(131)	—	(112)

Non-financial derivative instruments	15	311	23	200

Total	$6,025	$(38)	$7,360	$2,886

Since the Partnership is a speculative trader in the commodities markets, current period results are not comparable to prior period’s results. The following table illustrates the Partnership’s net realized and unrealized gains and losses as a return on average Net Assets, brokerage commissions and fees as a percentage of Net Assets, and incentive fees as percentage of net realized and unrealized gains and losses.

	Three Months Ended,		Six Months Ended,
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Net realized and unrealized gains and losses as a Percent of Average Net Assets	15.4%	(0.3)%	19.9%	9.68%
Brokerage commissions & fees as a Percent of Net Assets	0.3%	0.1%	0.5%	0.3%
Incentive fees as a Percent of net realized and unrealized gains and losses	9.3%	0.0%	8.4%	9.5%

Inflation is not expected to be a major factor in the Partnership’s operations, except that traditionally the commodities markets have tended to be more active during inflationary periods. Since the commencement of the Partnership’s trading operations in July 1990, inflation has not been a major factor in the Partnership’s operations.

LIQUIDITY

The Partnership’s assets are deposited and maintained with BPL, banks or in trading accounts with clearing brokers, and are used by the Partnership as margin and collateral to engage in derivative instruments trading. Since the Partnership’s sole purpose is to trade in derivative instruments, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes.

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $41,826,108 and $29,804,258 represented approximately 93% and 89% of the Partnership’s assets as of June 30, 2002 and December 31, 2001. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

Since futures contract trading generates a significant percentage of the Partnership’s income, any restriction or limit on that trading may render the Partnership’s investment in futures contracts illiquid. Most commodity exchanges limit fluctuations in certain commodity contract prices during a single day by regulations referred to as a “daily price fluctuation limit” or “daily limits”. Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract or a particular commodity has increased or decreased by an amount equal to the “daily limit,” positions in such contracts can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity positions.

CAPITAL RESOURCES

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

CRITICAL ACCOUNTING POLICIES

The Partnership’s financial statements are prepared in conformity with accounting principles generally accepted in the United States, many of which require the use of management estimates and assumptions. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates.

MARKET VALUE

The Partnership values its derivative instruments at market value, with the accompanying gains and losses reflected in the statement of operations. The determination of market value is generally based upon independent market values when available from major exchanges or, if none are available, from independent broker quotations. Additionally, in determining market value, management utilizes pricing models with market quoted inputs and also considers closing exchange prices of related instruments, time value of money, volatility factors of the underlying instruments, and other market conditions.

For additional information on the Partnership's significant accounting policies, see Note 2 to the financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading activities. These activities include the trading of derivative instruments. For derivative instruments, the unrealized gain or loss, rather than the contract notional amounts, represents the approximate future cash requirements.

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

TIC takes an active role in managing and controlling the Partnership’s market and credit risk and has established formal control procedures that are reviewed on an ongoing basis.

In order to control the Partnership’s market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership’s capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. The Tudor Management Committee, together with the TIC’s Risk Management Department assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the Risk Management Department. The Department’s responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership’s position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk (“VaR”) to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of several analytical tools used by TIC to monitor and review the market risk exposure of the Partnership’s trading portfolios. The VaR model projects potential losses of the portfolio based on a historical simulation methodology which uses a two-year observation period of hypothetical daily changes in trading portfolio value and a one-day holding period.

The following table illustrates the VaR for each component of market risk as of June 30, 2002. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	June 30, 2002
Interest rate futures	$490,900
Foreign exchange futures	1,100,066
Equity index futures	53,871
Non-financial derivative instruments	52,274

$1,697,111

The following table illustrates the Partnership’s high, low and average VaR during the six months ended June 30, 2002 for each component of market risk noted above:

Risk Factors	High	Low	Average
Interest rate futures	$1,051,417	$334,462	$592,598
Foreign exchange futures	1,424,552	832,645	547,120
Equity index futures	643,822	252,118	269,723
Non-financial derivative instruments	173,062	48,428	126,326

	$3,292,853	$1,467,653	$1,535,767

At June 30, 2002, the Partnership’s primary market exposure was to foreign exchange instruments.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At June 30, 2002, the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

The Partnership’s foreign exchange contract exposure is as a result of fluctuations in exchange rates. Exchange rates fluctuate as a result of many factors including interest rates, rates of inflation and government policies and programs.

The Partnership’s equity index exposure was primarily attributable to equity price risk in the United States and other G-7 countries. Stock index futures traded by the Partnership are principally limited to futures on broad-based equity indices.

In additions to exchange traded instruments, the Partnership is exposed to various over-the-counter derivative instruments including swaps and spot and forward contracts. As discussed below, in addition to having price risk that may be similar to exchange traded instruments, over-the-counter instruments may result in the Partnership having credit risk associated with its over-the-counter contract counterparties.

Cash and due from brokers held principally at high credit quality U.S. banks and securities dealers as well as a few international financial institutions.

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the commodity futures and options contracts are executed. Forward contracts are generally settled with the counterparty two days after the trade.

TIC attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. TIC has established a formal Credit Committee, comprised of senior managers from different disciplines, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and cash equivalents, are invested with or held at institutions of high credit standing. The Credit Committee establishes counterparty exposure limits and specifically designates which product types are approved for trading.

TIC also attempts to minimize the Partnership’s credit risk exposure to trading counterparties by entering into bilateral collateral agreements. These agreements typically include specialized margin terms, collateral thresholds and master agreements with certain counterparties that include netting provisions that incorporate the right of “offset” across OTC contracts with such counterparties. Accordingly, TIC monitors exposure levels of the Partnership and actively moves collateral with counterparties to reduce exposure.

Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, including BPL, there is always a risk of non-performance.

Generally, financial contracts can be closed out at TIC’s discretion. An illiquid or closed market, however, could prevent the close-out of positions.

PART II – OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 12,882 Units having an aggregate value of $47,282,256 have been sold through July 1, 2002.

ITEM 5.    OTHER INFORMATION

The Partnership has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Partnership's beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Partnership's or its management's control. Statements preceded by, followed by, or that include the words ''expect,'' ''will,'' ''may,'' ''could,'' ''intend,'' ''anticipate,'' ''believe,'' and ''should'', involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which we operate, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that its actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Partnership's specific forward-looking statements include:

•	a decline in general economic conditions;
•	a decline in liquidity in global markets generally or certain sectors and instruments within such markets;
•	material changes in government regulations relating to contracts, instruments, or participants in various markets in which the partnership is active;
•	reduced availability of credit and other forms of leverage from counterparties, banks, and dealers in various markets in which the Partnership is active;
•	default by counterparties; and
•	increased volatility in the capital markets.

Additional information regarding these and other important factors that could cause actual results to differ from those in the Partnership's forward-looking statements is contained in the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Partnership hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Partnership's forward looking statements are contained in the Partnership's periodic filings with the Securities & Exchange Commission.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K

On June 17, 2002, the Partnership filed a Form 8-K in which it reported that it had dismissed Arthur Andersen LLP as its independent auditor. In the same filing, the Partnership reported that it had engaged Ernst &Young LLP as its independent auditor as successor to Arthur Andersen LLP.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUDOR FUND FOR EMPLOYEES L.P.

By:	Second Management LLC, General Partner

By:	/S/ MARK F. DALTON
Mark F. Dalton, President and Chief Executive Officer of the General Partner

By:	/S/ JOHN R. TORELL
John R. Torell, Chief Financial Officer of the General Partner

August 14, 2002