Form 10-Q
period 2002-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 2002-11-14
CIK 861895

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 9/30/02	COMMISSION FILE NUMBER: 333-52543

TUDOR FUND FOR EMPLOYEES L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3543779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 King Street, Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

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

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF FINANCIAL CONDITION

	SEPTEMBER 30, 2002	DECEMBER 31, 2001

	(UNAUDITED)	(AUDITED)
ASSETS
Cash and cash equivalents	$39,935,789	$29,804,258
Due from brokers	3,941,760	3,865,128

Total assets	$43,877,549	$33,669,386

LIABILITIES AND PARTNERS’ CAPITAL
LIABILITIES:
Pending partner additions	$674,000	$1,525,056
Redemptions payable	533,660	187,808
Management fee payable	172,607	85,100
Accrued professional fees and other	161,500	81,038

Total liabilities	1,541,767	1,879,002

PARTNERS’ CAPITAL:
Limited Partners, 20,000 units authorized and 3,901.341 and 3,363.810 outstanding at September 30, 2002 and December 31, 2001	40,304,900	30,035,126
General Partner, 196.580 units outstanding at September 30, 2002 and December 31, 2001	2,030,882	1,755,258

Total partners’ capital	42,335,782	31,790,384

Total liabilities and partners’ capital	$43,877,549	$33,669,386

The accompanying notes are an integral part of these statements.

TUDOR FUND FOR EMPLOYEES L.P.
CONDENSED SCHEDULES OF INVESTMENTS

	North America	Asia	Europe	Total	Percent of Partners’ Capital

September 30, 2002 (UNAUDITED)
OPTIONS, at market value:
Equity indexes	$—	$(185,461)	$—	$(185,461)	(.44)%
Interest rate swaptions	—	—	227,094	227,094.54

Total options, at market value	—	(185,461)	227,094	41,633.10

FUTURES, at market value:
Equity indexes	—	(65,092)	(335)	(65,427)	(.15)
Interest rates	36,399	(89,434)	—	(53,035)	(.13)
Foreign exchange	(257,920)	—	—	(257,920)	(.61)

Total futures, at market value	(221,521)	(154,526)	(335)	(376,382)	(.89)

FOREIGN EXCHANGE FORWARDS, at market value:	—	3,441	(25,352)	(21,911)	(.05)

TOTAL INVESTMENTS, at market value (1)	$(221,521)	$(336,546)	$201,407	$(356,660)	(.84)%

	North America	Asia	Europe	Total	Percent of Partners’ Capital

December 31, 2001 (AUDITED)
OPTIONS, at market value:
Foreign exchange	$—	$352,710	$—	$352,710	1.11%

Total options, at market value	—	352,710	—	352,710	1.11

FUTURES, at market value:
Equity indexes	(24,950)	(5,300)	—	(30,250)	(.10)
Interest rates	—	101,645	—	101,645.33
Foreign exchange	220	—	—	220.00
Commodities	(30,894)	—	—	(30,894)	(.10)

Total futures, at market value	(55,624)	96,345	—	40,721.13

FOREIGN EXCHANGE FORWARDS, at market value	—	97,393	215,973	313,366.99

EQUITY SWAPS, at market value:	643,367	—	—	643,367	2.02

TOTAL INVESTMENTS, at market value (1)	$587,743	$546,448	$215,973	$1,350,164	4.25%

The accompanying notes are an integral part of these schedules.

(1)   All such amounts are included in due from brokers on the statements of financial condition.

TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,

	2002	2001	2002	2001

Investment income
Interest	$189,599	$279,248	$507,309	$1,010,310
Dividends	—	1,016	—	1,016

Total investment income	189,599	280,264	507,309	1,011,326

Investment expense
Interest	3,471	32,505	10,733	87,095
Brokerage commissions	75,480	47,086	254,882	146,247

Total investment expenses	78,951	79,591	265,615	233,342

Operating expenses
Management fee	172,607	133,708	479,255	382,810
Incentive fee	—	434,116	621,857	702,994
Professional fees and other	121,398	34,382	213,513	103,514

Total operating expenses	294,005	602,206	1,314,625	1,189,318

Net investment loss	(183,357)	(401,533)	(1,072,931)	(411,334)

Net realized and unrealized gains/losses on trading activities
Net realized gain	242,353	5,047,176	8,416,584	8,657,922
Change in net unrealized appreciation (depreciation)	(819,403)	(78,726)	(1,454,048)	(704,645)

Net realized and unrealized gain (loss)	(577,050)	4,968,450	6,962,536	7,953,277

Net increase (decrease) in net assets resulting from operations	$(760,407)	$4,566,917	$5,889,605	$7,541,943

Limited Partners’ net increase (decrease) in net assets resulting from operations	$(722,495)	$4,335,006	$5,613,981	$7,166,394
General Partner’s net increase (decrease) in net assets resulting from operations	(37,912)	231,911	275,624	375,549

	$(760,407)	$4,566,917	$5,889,605	$7,541,943

Change in Net Asset Value Per Unit	$(192.85)	$1,179.72	$1,402.14	$1,910.41

Net increase (decrease) in Net Assets Per Unit	$(183.17)	$1,211.65	$1,467.81	$1,917.71

The accompanying notes are an integral part of these statements.

TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE PERIOD ENDED SEPTEMBER 30, 2002 (UNAUDITED)
AND THE YEAR ENDED DECEMBER 31, 2001 (AUDITED)

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit

	Units	Capital	Units	Capital

Partners’ Capital, January 1, 2001	2,926.555	$20,766,179	196.580	$1,394,893	$22,161,072	$7,095.78
Net increase in net assets resulting from operations	—	6,935,785	—	360,365	7,296,150
TIC 401(k) Plan unit adjustment (a)	32.780	—	—	—	—
Capital contributions	1,295.726	9,626,183	—	—	9,626,183
Redemptions	(891.251)	(7,293,021)	—	—	(7,293,021)

Partners’ Capital, December 31, 2001(b)	3,363.810	30,035,126	196.580	1,755,258	31,790,384	$8,928.90
Net increase in net assets resulting from operations	—	5,613,981	—	275,624	5,889,605
TIC 401(k) Plan unit adjustment (a)	26.628	—	—	—	—
Capital contributions	692.909	6,440,015	—	—	6,440,015
Redemptions	(182.006)	(1,784,222)	—	—	(1,784,222)

Partners’ Capital, September 30, 2002 (b)	3,901.341	$40,304,900	196.580	$2,030,882	$42,335,782	$10,331.04

(a)  See Note 3 – Capital Accounts
(b)  See Note 4 – Redemption of Units

The accompanying notes are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
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

DUE FROM BROKERS

Due from brokers primarily consists of cash balances carried as margin deposits with clearing brokers for the purpose of trading derivative instruments. Also included in due from brokers are total investments at market value, including unrealized gains and losses on derivative instruments, as reflected on the condensed schedules of investments.

PENDING PARTNER ADDITIONS

Pending partner additions is comprised of cash received prior to the end of the fiscal period indicated, for which units were issued on October 1, 2002 and January 1, 2002. Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

REVENUE RECOGNITION AND VALUATION METHODOLOGIES

Trading activities, including related revenues and expenses, are recorded on a trade date basis. Interest income and expense are recorded on an accrual basis.

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

INCENTIVE FEE

The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership. Since inception of the TIC 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), TIC has waived its right to receive an incentive fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan (Note 3).

MANAGEMENT FEE

The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership’s net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC has waived its right to receive a management fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan (Note 3).

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

NET INCREASE (DECREASE) IN NET ASSETS PER UNIT

Net increase (decrease) in net assets per unit is computed by dividing net increase (decrease) in net assets by the monthly average of units outstanding at the beginning of each month.

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

Units are redeemable at the discretion of each Limited Partner, within limits and subject to the terms of the Limited Partnership Agreement. Effective July 31, 2002, by way of a general waiver of the quarterly redemption provisions set forth in the Limited Partnership Agreement, redemptions of units may be made as of the last business day of any month subject to the following restrictions: for redemptions occurring on any month-end which is also a calendar quarter-end, written notice of redemption must be received by the General Partner at least five business days in advance of such redemption. For redemptions occurring on any month-end which is not a calendar quarter-end, written notice of redemption must be received by the General Partner at least 15 calendar days in advance of such redemption. Prior to July 31, 2002, redemptions could be made only as of the last business day of any quarter upon five business days advance notice. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any month as defined in the Limited Partnership Agreement. Partial redemptions of units which would reduce the net asset value of a Limited Partner’s unredeemed units to less than the minimum investment then required of new Limited Partners or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation.

(5)	INCOME TAXES

The Partnership has not made any provisions for U.S. Federal, state and local income taxes since the partners are responsible for reporting income or loss based upon their respective share of revenue and expense.

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

At September 30, 2002 and December 31, 2001, the amounts on deposit with BPL were $1,730,502 (including $21,911 in unrealized losses) and $1,187,258 (including $313,366 in unrealized gains). These amounts are included in due from brokers in the statements of financial condition. The Partnership earned interest income of $6,780 and $17,529 during the three and nine month periods ended September 30, 2002 and $10,977 and $33,661 during the three and nine month periods ended September 30, 2001, from deposits of collateral with BPL.

Prior to March 2001, Bellwether Futures LLC (“BFL”), a Delaware limited liability company and an affiliate of the General Partner, provided assistance to the Partnership in the execution of treasury bond futures by floor brokers on the Chicago Board of Trade. BFL did not charge the Partnership for such services.

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

Derivative instruments are bilateral agreements which result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit risk exposure. TIC attempts to minimize credit risk exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a formal Credit Committee, comprised of senior professionals from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at high credit quality banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. The Partnership attempts to reduce its credit risk by establishing stringent credit terms in its legal trade documentation (i.e. ISDA agreements, master netting agreements, etc.) with its counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps are either liquidated or held to maturity. For these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

Collateral Agreements require the Partnership and its counterparties to monitor the fair value of its derivative transactions on a daily basis and pledge or receive additional collateral, as necessary. As of September 30, 2002, the Partnership pledged no cash collateral and no cash collateral had been received. As of December 31, 2001, the Partnership had pledged $703,791 of cash collateral and no cash collateral had been received. Under these Collateral Agreements, there was no securities collateral pledged or received as of September 30, 2002 and December 31, 2001. The Partnership records cash collateral pledged as due from brokers.

The following table summarizes September 30, 2002 and December 31, 2001 assets and liabilities resulting from unrealized gains and losses on derivative instruments included in due from brokers in the statements of financial condition (000’s omitted):

	September 30, 2002		December 31, 2001

	Assets	Liabilities	Assets	Liabilities

Exchange traded:
Interest rate futures	$—	$53	$102	$—
Foreign exchange futures	—	258	—	—
Equity index futures and options	—	83	—	30
Over-the-counter:
Foreign exchange forwards	—	22	555	—
Equity swaps	—	—	643	—
Interest rate swaps	150	—	—	—
Non-financial derivative instruments	—	—	—	31

Total	$150	$416	$1,300	$61

(8)     FINANCIAL HIGHLIGHTS

The following represents financial highlights of the Partnership for the three and nine months ended September 30, 2002:

	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2002

Per unit operating performance:

Net asset value per unit, beginning of the period	$10,523.89	$8,928.90
Net investment loss per unit	(53.97)	(332.29)
Net realized and unrealized gain (loss) per unit on trading activities	(138.88)	1,734.43

	(192.85)	1,402.14

Net asset value per unit, September 30, 2002	$10,331.04	$10,331.04

Total return:
Total return before incentive fee	(1.83)%	17.92%
Incentive fee	—	(2.22)

Total return after incentive fee	(1.83)%	15.70%

Ratios to average net assets:
Net investment loss before incentive fee	(0.52)%	(1.44)%
Incentive fee	—	(1.97)

Net investment loss after incentive fee	(0.52)%	(3.41)%

Expenses before incentive fee	0.97%	2.74%
Incentive fee	—	1.97

Total expenses and incentive fee	0.97%	4.71%

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests, (excluding TIC 401(K) plan net assets, units and related income and expenses - see Note 2) respectively, for the three and nine months ended September 30, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three and nine months ended September 30, 2002. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions; the total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that it is not charged management or incentive fees (Note 2).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of limited partnership interest for $421,000. In addition, the General Partner purchased 400 units of general partnership interest for $400,000. The Partnership had additions of $905,000 and redemptions of $603,660 during the quarter ended September 30, 2002 (the “Current Quarter”). From its inception through October 1, 2002, the Partnership received total Limited Partner subscriptions and contributions of $48,466,256 and had total withdrawals of $36,338,754. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner’s equity in the Partnership as of September 30, 2002 was $2,030,882 representing approximately 5% of the Partnership’s equity. At October 1, 2002, the Partnership had a total of 135 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding units, excluding units held by the General Partner and certain of its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 2002 of $3,980,828. The TIC 401(k) Plan’s equity in the Partnership as of October 1, 2002 was approximately $8,202,493 representing approximately 18.85% of the Partnership’s equity or approximately 22.16% excluding units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to units held by the TIC 401(k) Plan. The number of units of limited partnership interest held by the TIC 401(k) Plan will be restated as necessary to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results in the third quarter of 2002 were mixed across trading strategies as global markets continued to show weakness due to concerns of corporate profits and the health of the world economy.  The Partnership was modestly down on the quarter from positions in U.S. fixed income and global equity indices.  Losses were offset somewhat by active trader in currencies.

The Partnership’s trading results for the nine months ended September 30, 2002 were positive across a range of markets and instruments, with most trading strategies tied to weakness in the U.S. economy and U.S. equity markets. News of corporate failures, profit warnings and accounting irregularities increased volatility and created opportunities for directional trading in various markets. As these events unfolded, the Partnership benefited from positions in U.S. fixed income and U.S. equity indices as well as in positions in currencies.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The Partnership reported a net increase (decrease) in net assets resulting from operations of $(760,407) and $5,889,605 for the three and nine month periods ended September 30, 2002 compared to a net increase in net assets resulting from operations of $4,556,917 and $7,541,943 for the three and nine month periods ended September 30, 2001.

The following table compares Net Asset Value per Unit for the three and nine months ended September 30, 2002 and 2001:

		Change in Net Asset Value Per Unit

	Net Asset Value per Unit	Three Months Ended September 30		Nine Months Ended September 30

September 30, 2002	$10,331.04	$(192.85)	(1.83)%	$1,402.14	15.70%
September 30, 2001	$9,006.18	$1,179.72	15.07%	$1,910.41	26.92%

INVESTMENT INCOME

Interest income for the three and nine months ended September 30, 2002 was $189,599 and $507,309 compared to the three and nine months ended September 30, 2001 of $279,248 and $1,010,310. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as margin and collateral to engage in futures, option and forward contracts and other commodity interest contracts. The decrease in interest income was due primarily to the periodic lowering of interest rates by the Federal Reserve.

INVESTMENT EXPENSE

Interest expense for the three and nine months ended September 30, 2002 was $3,471 and $10,733 compared to the three and nine months ended September 30, 2001 of $32,505 and $87,095. The decrease in interest expense was due primarily to the decrease in trading volume of equity swap transactions.

Brokerage commissions expense for the three and nine months ended September 30, 2002 was $75,480 and $254,882 compared to the three and nine months ended September 30, 2001 of $47,086 and $146,247. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades. The increase in brokerage commissions is due to the increase in trade volume driven by the increase in assets under management. The General Partner anticipates that the Partnership will normally pay annually approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges.

OPERATING EXPENSES

Management fees for the three and nine months ended September 30, 2002 were $172,607 and $479,255 compared to the three and nine months ended September 30, 2001 of $133,708 and $382,810. Because management fees are calculated as a percentage of the Partnership’s net assets, this increase was due to the increase in assets under management.

Other expenses for the three and nine months ended September 30, 2002 were $121,398 and $213,513, compared to the three and nine months ended September 30, 2001 of $34,382 and $103,514.  This increase was due to additional services rendered by the Partnership’s administrative, legal, accounting and audit service providers.

NET REALIZED AND UNREALIZED GAINS/LOSSES ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses, net of brokerage commissions from strategies that use a variety of derivative financial instruments, are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, for the three and nine months ended September 30, 2002 and 2001.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Exchange traded :
Interest rate futures and options	$(927)	$2,254	$1,635	$2,148
Foreign exchange futures	(3)	(105)	159	(12)
Equity index futures	(575)	2,186	992	3,577
Over-the-counter contracts:
Foreign exchange forwards	793	601	4,202	2,889
Commodity swaps	62	97	33	(556)
Equity index swaps	—	(253)	(334)	(468)
Interest rate swaps	150	—	150	(112)
Non-financial derivative instruments	(152)	141	(129)	341

Total	$(652)	$4,921	$6,708	$7,807

Since the Partnership is a speculative trader in the commodities markets, current period results are not comparable to prior period’s results. The following table illustrates the Partnership’s net realized and unrealized gains and losses on trading activities as a percentage of average Net Assets, brokerage commissions and fees as a percentage of average Net Assets, and incentive fees as a percentage of net realized and unrealized gains and losses:

	Three Months Ended,		Nine Months Ended,

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Net realized and unrealized gain (loss) on trading activities as a percentage of average Net Assets	(1.3)%	15.4%	18.0%	25.7%
Brokerage commissions and fees as a percentage of average Net Assets	0.2%	0.2%	0.7%	0.5%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	0.0%	8.9%	8.9%	9.1%

Inflation is not expected to be a major factor in the Partnership’s operations, except that traditionally the commodities markets have tended to be more active during inflationary periods. Since the commencement of the Partnership’s trading operations in July 1990, inflation has not been a major factor in the Partnership’s operations.

LIQUIDITY

The Partnership’s assets are deposited and maintained with banks or in trading accounts with clearing brokers and counterparties. These assets are used by the Partnership as margin and collateral to engage in derivative instruments trading. Since the Partnership’s sole purpose is to trade in derivative instruments, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin purposes.

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $39,935,789 and $29,804,258 represented approximately 91% and 89% of the Partnership’s assets as of September 30, 2002 and December 31, 2001. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

MARKET VALUE

The Partnership values its derivative instruments at market value, with the accompanying gains and losses reflected in the statements of operations. The determination of market value is generally based upon independent market values when available from major exchanges or, if none are available, from independent broker quotations. Additionally, in determining market value, management utilizes pricing models with market quoted inputs and also considers closing exchange prices of related instruments, time value of money, volatility factors of the underlying instruments, and other market conditions.

For additional information on the Partnership’s significant accounting policies, see Note 2 to the financial statements.

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

The Partnership is subject to market and credit risk associated with changes in the value of underlying financial instruments, as well as the loss of appreciation on certain instruments, if its counterparties fail to perform. Such losses may be in excess of the amounts recognized in the statements of financial condition. TIC takes an active role in managing and controlling the Partnership’s market and credit risk and has established formal control procedures that are reviewed on an ongoing basis.

In order to control the Partnership’s market exposure, TIC applies risk management guidelines and policies designed to protect the Partnership’s capital. These guidelines and policies include quantitative and qualitative criteria for evaluating the appropriate risk levels for the Partnership. The Tudor Management Committee, together with TIC’s Risk Management Department assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the Risk Management Department. The Department’s responsibilities include: focusing on the positions taken in various instruments and markets globally; ascertaining that all such positions are accurately reflected on the Partnership’s position reports; and evaluating the risk exposure associated with all of those positions. The Risk Management Department uses a statistical technique known as Value at Risk (“VaR”) to assist the Partnership in measuring its exposure to market risk related to its trading positions. The VaR model is a proprietary system and is one of several analytical tools used by TIC to monitor and review the market risk exposure of the Partnership’s trading portfolios. The VaR model projects potential losses of the portfolio based on a historical simulation methodology which uses a two-year observation period of hypothetical daily changes in trading portfolio value and a one-day holding period.

The following table illustrates the VaR for each component of market risk as of September 30, 2002. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	September 30, 2002

Interest rate derivatives	$244,387
Foreign exchange derivatives	876,528
Equity index derivatives	199,785

$1,320,700

The following table illustrates the Partnership’s high, low and average daily VaR during the nine months ended September 30, 2002 for each component of market risk noted above:

Risk Factors	High	Low	Average

Interest rate derivatives	$1,051,417	$45,909	$363,138
Foreign exchange derivatives	1,424,552	274,626	597,858
Equity index derivatives	643,822	—	159,296
Non-financial derivative instruments	173,062	14,783	157,528

	$3,292,853	$335,318	$1,277,820

At September 30, 2002, the Partnership’s primary market exposure was to foreign exchange instruments.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At September 30, 2002, the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

The Partnership’s foreign exchange contract exposure is a result of fluctuations in exchange rates. Exchange rates fluctuate due to many factors including interest rates, rates of inflation and government policies and programs.

The Partnership’s equity index exposure was primarily attributable to equity price risk in the United States and other G-7 countries. Stock index futures traded by the Partnership are principally limited to futures on broad based equity indices.

In addition to exchange traded instruments, the Partnership is exposed to various over-the-counter derivative instruments including swaps and spot and forward contracts. As discussed below, in addition to having price risk that may be similar to exchange traded instruments, over-the-counter instruments may result in the Partnership having credit risk associated with its over-the-counter contract counterparties.

Cash and due from brokers balances are held principally at high credit quality U.S. banks, U.S. securities dealers, and certain international financial institutions.

Exchange traded futures and option contracts are marked-to-market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the futures and options contracts are executed. Forward contracts are generally cash settled with the counterparty two days after the trade.

TIC attempts to minimize credit risk exposure to trading counterparties and brokers through formal credit policies and monitoring procedures. TIC has established a formal Credit Committee, comprised of senior managers from different disciplines, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and cash equivalents, are invested with or held at institutions of high credit standing. The Credit Committee establishes counterparty exposure limits and specifically designates which instrument types are approved for trading.

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

Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties there is always a risk of non-performance.

Generally, financial contracts can be closed out at TIC’s discretion. An illiquid or closed market, however, could prevent the close-out of positions.

PART II – OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 12,997 Units having an aggregate value of $48,466,256 have been sold through October 1, 2002.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2002.  There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

ITEM 5. OTHER INFORMATION

The Partnership has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Partnership’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Partnership’s or its management’s control. Statements preceded by, followed by, or that include the words ‘‘expect,’’ ‘‘will,’’ ‘‘may,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘anticipate,’’ ‘‘believe,’’ and ‘‘should’’, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which the Partnership operates, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Partnership’s specific forward-looking statements include:

•	a decline in general economic conditions;
•	a decline in liquidity in global markets generally or certain sectors and instruments within such markets;
•	material changes in government regulations relating to contracts, instruments, or participants in various markets in which the Partnership is active;
•	reduced availability of credit and other forms of leverage from counterparties, banks, and dealers in various markets in which the Partnership is active;
•	increased volatility in the capital markets; and
•	default by counterparties.

Additional information regarding these and other important factors that could cause actual results to differ from those in the Partnership’s forward-looking statements is contained in the Partnership’s Form 10-K for the fiscal year ended December 31, 2001. The Partnership hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Partnership’s forward looking statements are contained in the Partnership’s periodic filings with the Securities & Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 2002.

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

John R. Torell, Chief Financial Officer of the General Partner

November 14, 2002

CERTIFICATIONS

I, Mark F. Dalton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Tudor Fund for Employees L.P.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TUDOR FUND FOR EMPLOYEES L.P.
	By:	Second Management LLC, General Partner

	By:	/s/ MARK F. DALTON

Mark F. Dalton, President and Chief Executive Officer of the General Partner

November 14, 2002

CERTIFICATIONS

I, John R. Torell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Tudor Fund for Employees L.P.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

	e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.

The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

TUDOR FUND FOR EMPLOYEES L.P.

	By:	Second Management LLC, General Partner

	By:	/s/ JOHN R. TORELL

John R. Torell Chief Financial Officer of the General Partner

November 14, 2002