Form 10-K
period 2002-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 2003-03-31
CIK 861895

SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

 FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ____________ to ____________

Commission file number 333-52543

Tudor Fund For Employees L.P.
(Exact name of registrant as specified in its charter)

Delaware	13-3543779
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

1275 King Street, Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code (203) 863-6700

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

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

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

Partnership’s Registration Statement on Form S-1, File No. 333-52543, dated June 9, 1998 (the “Registration Statement”) - Part IV

Prospectus Supplement, dated May 18, 1999
Post-Effective Amendment No. 1 to the Registration Statement, filed May 27, 1999
Prospectus, dated June 18, 1999
Prospectus Supplement, dated March 21, 2000
Post-Effective Amendment No. 2 to the Registration Statement, filed May 25, 2000
Prospectus, dated June 15, 2000
Prospectus Supplement, dated March 9, 2001
Post-Effective Amendment No. 3 to the Registration Statement, filed May 17, 2001
Prospectus, dated June 14, 2001
Prospectus Supplement, dated March 8, 2002
Post-Effective Amendment No. 4 to the Registration Statement, filed May 14, 2002
Prospectus, dated June 14, 2002
Prospectus Supplement, dated March 21, 2003

TUDOR FUND FOR EMPLOYEES L.P.

2002 FORM 10-K

Forward Looking Statements

 The Partnership has included in this Form 10-K filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Partnership’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Partnership’s or its management’s control. Statements preceded by, followed by, or that include the words “expect,” “will,” “may,” “could,” “intend,” “anticipate,” “believe,” “plans,” “estimates,” “predicts,” “potential,” “continue,” and “should”, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which the Partnership operates, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Partnership’s specific forward-looking statements include:

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

PART I

ITEM 1.   BUSINESS.

(a) GENERAL DEVELOPMENT OF BUSINESS.

Tudor Fund For Employees L.P., a Delaware limited partnership (the “Partnership”), was formed on November 22, 1989. The business and objective of the Partnership is to generate appreciation of its assets through speculative trading of futures, forwards, option contracts, swaps and other derivative instruments, including commodity interests (collectively, “derivatives”). Only employees of Tudor Investment Corporation (“TIC”) or its affiliates, and certain employee benefit plans of TIC or its affiliates, are eligible to become limited partners (each such owner a “Limited Partner”) of the Partnership.  TIC is primarily engaged in the business of providing trading advisory services to customers and affiliates with respect to commodity and security interests traded in the United States and international markets.

Second Management LLC, a Delaware limited liability company and the general partner of the Partnership (the “General Partner” and together with the Limited Partners, the “Partners”), is responsible for selecting and monitoring the commodity trading advisors and brokers used by the Partnership and for performing all administrative services necessary to the Partnership’s operations. The General Partner’s main business office is located at 1275 King Street, Greenwich, Connecticut 06831, telephone (203) 863-6700, facsimile (203) 863-8600.

In connection with a public offering of 10,000 units of Limited Partnership Interest (“L.P. Units”) (together with units of General Partnership Interest issued to the General Partner (“G.P. Units”)), an S-1 Registration Statement was filed with the Securities and Exchange Commission on June 20, 1990. Beginning on June 22, 1990, the Partnership solicited initial subscriptions for L.P. Units at an offering price of $1,000 per L.P. Unit, with a minimum subscription of $1,000. At the initial closing held on July 2, 1990, the Partnership sold a total of 421 L.P. Units for an aggregate capital contribution of $421,000 and 400 G.P. Units for an aggregate capital contribution of $400,000 and commenced trading activities. The Partnership registered an additional 10,000 L.P. Units pursuant to an S-1 Registration Statement (the “Registration Statement”) that became effective on June 9, 1998.

L.P. Units are offered for sale on a continuous basis (the “Continuing Offering”) at quarterly closings at a purchase price equal to 100% of the Net Asset Value per L.P. Unit as of the opening of business on the first business day of the month in which the General Partner accepts the subscription. The minimum subscription is $1,000. Amounts in excess of this minimum must be contributed in increments of $1,000.

For definitions of the terms “Management Agreement”, “Trading Profits”, “Charges and Expenses”, “Trading Managers”, “Net Asset Value per Unit” and “Net Assets”, refer to the Registration Statement.

Management.

The General Partner conducts and manages the business of the Partnership. The General Partner is authorized to delegate complete trading authority of all of the Partnership’s Net Assets to one or more trading advisors. The General Partner has appointed TIC as the Partnership’s sole trading advisor pursuant to a management agreement between TIC and the Partnership (the “Management Agreement”). The Management Agreement may be terminated at any time upon twenty-four hours written notice to the other party.

The General Partner, on behalf of the Partnership, may engage and compensate from the funds of the Partnership, such persons as the General Partner deems advisable, including any person or entity affiliated with the General Partner. The General Partner is also authorized to retain futures brokers.

Other responsibilities of the General Partner include, but are not limited to, the following: determining whether the Partnership will make distributions; administering redemptions of L.P. Units; preparing account statements, filings, registrations and other documents required by applicable regulatory bodies, exchanges, or boards; depositing the Partnership’s assets in an account or accounts  at banks or brokers selected by the General Partner; directing the investment of the Partnership’s assets; executing various documents on behalf of the Partnership and the Limited Partners; and supervising the liquidation of the Partnership, if an event causes the termination of the Partnership to occur.

Professional fees and other.

The Partnership pays its ordinary administrative expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $301,570, $143,721 and $162,807 for the years ended December 31, 2002, 2001 and 2000, respectively.

Compensation of the Trading Advisor.

Pursuant to the Management Agreement, the Partnership pays TIC a quarterly incentive fee equal to 12% of the Trading Profits earned as of the end of each fiscal quarter and pays a monthly management fee equal to 1/12 of 2% of the Net Assets (a 2% annual rate) calculated as of the end of each month. TIC waived its right to receive incentive and management fees attributable to L.P. Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”).

The General Partner estimates that, considering the above charges, the Partnership may have to generate gross profits of up to approximately 2% of the Partnership’s average annual Net Assets, depending on trading volume and the interest income it receives, simply to break even. It is contemplated that the greatest of these charges will be brokerage commissions (estimated at up to approximately 1% of the Partnership’s average annual Net Assets) even though the General Partner endeavors to negotiate rates that are reasonable based on comparable industry standards.

Futures Brokers.

The Partnership’s commodity trading accounts are carried by its futures brokers including Prudential Securities Incorporated, Bear Stearns Securities Corp., Salomon Smith Barney Inc., Lehman Brothers Inc., Morgan Stanley & Co., Goldman, Sachs & Co., J.P. Morgan Futures, Inc., Merrill Lynch Futures Inc., and Barclays Capital, Inc. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership’s funds, commodities and other property; executing and/or clearing trades for the Partnership’s accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership’s account and other similar administrative functions.

Foreign Exchange Dealer.

The Partnership engages in the trading of foreign exchange forward and metal forward contracts with Bellwether Partners LLC, a Delaware limited liability company (“BPL”) which is an affiliate of both the General Partner and TIC.  BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts.

Regulation.

Congress enacted the Commodity Exchange Act, as amended, (the “CE Act”) to regulate trading in commodity interests, the exchanges on which they are traded, the individual brokers who are members of such exchanges and the commodity professionals and commodity brokerage houses that trade in these commodity interests. The Commodity Futures Trading Commission (“CFTC”) is an independent federal agency which administers the CE Act and is authorized to promulgate rules thereunder. Under the CE Act, the CFTC is empowered, among other things, to (i) hear and adjudicate customer complaints against all individuals and firms registered or subject to registration under the CE Act; (ii) seek injunctions and restraining orders; (iii) issue orders to cease and desist; and (iv) levy substantial fines. Transactions in spot or forward contracts or on exchanges located outside the United States may not be within the jurisdiction of the CFTC, and to the extent that the Partnership engages in such transactions, it may be engaging in “unregulated” transactions.

Both the General Partner and TIC are registered with the CFTC as commodity pool operators (“CPO”) and commodity trading advisors (“CTA”) as defined in the CE Act. As such, each is subject to regulation by the CFTC. If the registration of the General Partner were suspended, revoked or not renewed, the Partnership would no longer be able to trade until a substitute general partner could be duly elected and registered. If the registration of TIC as a CTA was suspended, revoked or not renewed, TIC would not be permitted by the General Partner to advise the Partnership.

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

In order to prevent excessive speculation and attempted undue concentrated control in certain markets, the CFTC and certain United States exchanges have imposed speculative position limits on transactions in certain commodity interest contracts. In addition, certain exchanges have set limits on the total net positions that may be held by a commodity broker. Position limits are subject to certain exemptions, such as bona fide hedging transactions. While foreign exchanges do not generally impose position limits, such limits are set by many of the member firms. The Partnership is subject to the rules and regulations of the various exchanges on which it trades.

The General Partner and TIC are members of the National Futures Association (“NFA”), a self-regulatory organization authorized by the CFTC. The NFA became operational in 1982 and has assumed certain functions which were previously the responsibility of the CFTC, (e.g., audits of registrants). Among other things, the NFA has assumed responsibility for all CFTC registrations; has developed training and proficiency standards for members; and has established arbitration procedures for its members and customers of its members.

(b) FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

The Partnership’s business constitutes only one segment, a speculative commodity pool, for financial reporting purposes.
(See “Net increase in net assets resulting from operations” contained in Item 6, “Selected Financial Data” appearing elsewhere in this report.)

(c) NARRATIVE DESCRIPTION OF BUSINESS.

(1) See discussion under Item 1 (a) above. (i) - (ix): Not applicable.

(x) Competition.

The Partnership experiences and will continue to experience competition from publicly and privately offered commodity pools and other investment funds, such as  mutual funds. The Partnership also competes with other customers of TIC and with affiliates of the General Partner that trade proprietary trading accounts. Under TIC’s trading method, all commodity-only accounts under management (other than proprietary accounts) are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis. When TIC trades commodity interest contracts on behalf of an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity-only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time which increases competition for the Partnership as described above.

The General Partner and TIC have a conflict of interest in managing the Partnership because its affiliate, BPL, executes foreign exchange forward contracts for the Partnership. This involves posting collateral with BPL in amounts of up to 5% of the Partnership’s Net Assets. BPL does not receive a fee for its services. Many of the employee traders of TIC are also employees of BPL. There is no affiliation, and consequently there is no conflict of interest, between the clearing brokers and the General Partner, TIC or BPL.

The Partnership trades in markets in competition with other traders whose assets are greater than its assets.

(xi) - (xii): Not applicable.

(xiii): The Partnership has no employees; however, the General Partner has arranged for TIC to provide certain management and administrative responsibilities.

(d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC CORPORATIONS AND EXPORT SALES.

The Partnership has engaged in the trading of commodity interest contracts on exchanges located in foreign countries and has derived significant revenue therefrom.

(e) AVAILABLE INFORMATION.

(1) The Partnership files reports on Form 10-K and 10-Q with the Securities and Exchange Commission (the “SEC”).

(2) The public may read and copy any materials filed by the Partnership with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 2.   PROPERTIES.

The Partnership does not utilize any physical properties in the conduct of its business.

ITEM 3.   LEGAL PROCEEDINGS.

The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS.

To date, there have been no items which have been presented to the L.P. Unit holders.

PART II.

ITEM 5.   MARKET FOR REGISTRANT’S UNITS AND RELATED UNIT HOLDER MATTERS.

(a) MARKET FOR REGISTRANT’S UNITS.

There is no established public trading market for the Units. There have been no general distributions by the Partnership since its organization. Pursuant to the Partnership Agreement, the General Partner has the sole discretion to determine what distributions, if any, the Partnership will make to its Partners.

Limited Partners may redeem some or all of their respective L.P. Units at the end of each calendar month. Redemption of LP Units in $1,000 increments and full redemption by a Limited Partner of all of its LP Units are made at 100% of the Net Asset Value per Unit effective as of the last business day of any month as defined in the Limited Partnership Agreement. Partial redemptions of LP Units which would reduce the Net Asset Value of a Limited Partner’s unredeemed LP Units to less than the minimum investment then required of new Limited Partners' or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation.

(b) USE OF PROCEEDS.

The Partnership initially registered 10,000 LP Units pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 LP Units on June 9, 1998 (Commission file number 333-52543). Of the 20,000 LP Units that have been registered, 11,680 LP Units having an aggregate value of $36,797,427 have been sold through January 1, 2001, 13,665 LP Units having an aggregate value of $42,917,302 had been sold through January 1, 2002 and 13,237 LP Units having an aggregate value of  $51,061,256 had been sold through January 1, 2003. At January 1, 2003 the Partnership had a total of 143 Limited Partners. The proceeds from the sale of new L.P. Units we used in connection with the Partnership's investment activities.

ITEM 6.   SELECTED FINANCIAL DATA.

	2002	2001	2000	1999	1998

Net investment income (loss)	$(1,397,063)	$(372,075)	$178,314	$163,833	$(300,744)

Net realized and unrealized gains on trading activities	$9,476,891	$7,668,225	$4,324,325	$1,133,527	$4,498,878

Net increase in net assets resulting from operations	$8,079,828	$7,296,150	$4,502,639	$1,297,360	$4,197,134

Total assets	$48,756,213	$33,669,386	$27,918,377	$22,242,164	$18,265,036

Partners’ capital	$45,362,746	$31,790,384	$22,161,072	$16,332,215	$14,891,112

Units outstanding	4,186.782	3,560.390	3,123.135	2,846.856	2,786.401

Net Asset Value per Unit	$10,834.75	$8,928.90	$7,095.78	$5,736.93	$5,344.21

Change in Net Asset Value per Unit	$1,905.85	$1,833.12	$1,358.85	$392.72	$1,359.22

Net increase in Net Assets per Unit	$1,988.47	$1,897.59	$1,337.56	$378.91	$1,327.46

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto and Item 6, “Selected Financial Data” appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates.  A summary of our accounting policies is set forth in Note 2 to our financial statements.  In our view, the policy that involves the most subjective judgment is set forth below.

The Partnership values its derivative instruments at market value, with the accompanying gains and losses reflected in the statements of operations. The determination of market value is generally based upon independent market values when available from major exchanges or, if none are available, from independent broker quotations and pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 L.P. Units for $421,000. In addition, the General Partner purchased 400 G.P. Units for $400,000. From inception through January 1, 2003, the Partnership received total Limited Partner subscriptions and contributions of $51,061,256 and had total withdrawals of $36,686,014. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 on March 31, 1994 and $1,400,000 on December 31, 1996. The General Partner’s equity in the Partnership as of January 1, 2003 was $2,129,895 representing approximately 4% of the Partnership’s equity. At January 1, 2003, the Partnership had a total of 143 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of its affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through January 1, 2003 of $3,980,828. The TIC 401(k) Plan’s equity in the Partnership as of January 1, 2003 was $8,670,935 representing approximately 18.08% of the Partnership’s equity or approximately 21.08% excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of L.P. Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the year ended December 31, 2002 were positive across a range of markets and instruments, with most trading strategies tied to weakness in the U.S. economy and U.S. equity markets. News of corporate failures, profit warnings and the buildup to the Gulf conflict increased volatility for trading in various markets. As these events unfolded, the Partnership benefited from positions in U.S. fixed income and U.S. equity indices as well as in positions in currencies.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE YEAR ENDED DECEMBER 31, 2001 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2000

The Partnership reported a net increase in net assets resulting from operations of $8,079,828 for the year ended December 31, 2002 compared to a net increase in net assets resulting from operations of $7,296,150 and $4,502,639 for the years ended December 31, 2001 and December 31,2000.

The following table compares Net Asset Value per Unit for the years ended December 31, 2002, 2001 and 2000:

	Net Asset Value Per Unit	Change in Net Asset Value Per Unit For the Year Ended

December 31, 2002	$10,834.75	$1,905.85	21.34%
December 31, 2001	$8,928.90	$1,833.12	25.83%
December 31, 2000	$7,095.78	$1,358.85	23.69%

INVESTMENT INCOME

Interest income for the year ended December 31, 2002 was $671,243 compared to the years ended December 31, 2001 and December 31, 2000 of $1,182,347 and $1,213,785. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The decrease in interest income from 2001 to 2002 and from 2000 to 2001 was due primarily to the periodic lowering of interest rates by the Federal Reserve.

INVESTMENT EXPENSE

Interest expense for the year ended December 31, 2002 was $13,146 compared to the years ended December 31, 2001 and December 31, 2000 of $8,249 and $9,907. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the year ended December 31, 2002 was $363,088 compared to the years ended December 31, 2001 and December 31, 2000 of $187,282 and $206,690. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the year.  The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the year ended December 31, 2002 were $660,969 compared to the years ended December 31, 2001 of $512,176 and December 31, 2000 of $316,198. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees from 2001 to 2002 and from 2000 to 2001 was due to the overall increase in assets under management.

Incentive fees for the year ended December 31, 2002 were $729,533 compared to the years ended December 31, 2001 and December 31, 2000 of $702,994 and $339,869.  Incentive fees increased in both 2002 and 2001 due to the increase in Net Trading Profits for those years.

Professional fees and other expenses for the year ended December 31, 2002 were $301,570 compared to the years ended December 31, 2001 and December 31, 2000 of $143,721 and $162,807. The increase in professional fees and other expenses from 2001 to 2002 was primarily due to additional services rendered by the Partnership’s administrative, legal, accounting, and audit providers. Professional fees and other expenses remained relatively stable from 2000 to 2001.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses, net of brokerage commissions, are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses for the three years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000

Exchange traded:
Interest rate futures and options	$2,599	$3,167	$1,794
Foreign exchange futures	159	(27)	(80)
Equity index futures	1,016	1,547	1,493
Over-the-counter contracts:
Foreign exchange forwards	5,300	3,241	1,707
Commodity swaps	33	(615)	(125)
Equity index swaps	(217)	73	157
Forward rate agreements	8	—	—
Interest rate swaps	163	(112)	129
Non-financial derivative instruments	53	289	(957)

Total	$9,114	$7,563	$4,118

As the Partnership is a speculative trader in the commodities markets, current period results are not comparable to prior period’s results. The following table illustrates the Partnership’s net realized and unrealized gains and losses on trading activities as a percentage of average Net Assets, brokerage commissions and fees as a percentage of average Net Assets, and incentive fees as a percentage of net realized and unrealized gains and losses on trading activities:

	December 31, 2002	December 31, 2001	December 31, 2000

Net realized and unrealized gains on trading activities as a percentage of average Net Assets	23.7%	25.5%	22.3%
Brokerage commissions and fees as a percentage of average Net Assets	0.9%	0.6%	1.1%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	7.7%	9.1%	7.9%

Inflation is not expected to be a major factor in the Partnership’s operations, except that traditionally the commodities markets have tended to be more active during inflationary periods. Since the commencement of the Partnership’s trading operations in July 1990, inflation has not been a major factor in the Partnership’s operations.

LIQUIDITY

The Partnership’s assets are deposited and maintained with banks or in trading accounts with clearing brokers and counterparties. These assets are used by the Partnership as margin and collateral to engage in derivative instruments trading. Since the Partnership’s sole purpose is to trade in derivative instruments, it is anticipated that the Partnership will continue to maintain substantial liquid assets for margin and collateral purposes.

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $45,498,833 and $29,804,258 represented approximately 93% and 89% of the Partnership’s assets as of December 31, 2002 and December 31, 2001. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

Since futures trading generates a significant percentage of the Partnership’s income, any restriction or limit on that trading may render the Partnership’s investment in futures contracts illiquid. Most commodity exchanges limit fluctuations in certain commodity contract prices during a single day by regulations referred to as a “daily price fluctuation limit” or “daily limits”. Pursuant to such regulations, during a single trading day, no trade may be executed at a price beyond the daily limits. If the price for a contract or a particular commodity has increased or decreased by an amount equal to the “daily limit,” positions in such contracts can neither be taken, nor liquidated unless traders are willing to effect trades at or within the limit. Commodity interest contract prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity positions.

CAPITAL RESOURCES

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of Units in the future will impact the amount of funds available for investment in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership is adjusted.

The Partnership is currently open to new investments, which can be made quarterly. Periodically, the Partnership opens up investments on a monthly basis.  Such investments are limited to employees of TIC and its principals or its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

OFF BALANCE SHEET RISK

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Management

The Partnership maintains positions in derivative instruments that trade both on exchanges and “over-the-counter” instruments (“OTC”).  The Partnership is subject to credit risk and changes in market value associated with the financial instruments that are traded. In conjunction with proprietary and other customer accounts, TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal internal control procedures that are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies that are designed to maintain risk at levels, which are appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC’s Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the department.

TIC evaluates the positions taken by traders in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two years of historical data, a one day holding period, and a 99% confidence level.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward rate agreements, currency forwards and OTC foreign currency options are traded in unregulated markets.

The Partnership changed its methodology used to calculate VaR from those disclosed in its December 31, 2001 Form 10-K. The Partnership believes that the market risk disclosures presented below provide more meaningful information to its Unit holders in assessing the affect of changes in interest rates, exchange rates and equity prices on the value of its trading portfolio. The following table illustrates the VaR for each component of market risk as of December 31, 2002 and 2001. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	December 31, 2002	December 31, 2001(1)

Interest rate derivatives	$152,864	$78,581
Foreign exchange derivatives	332,771	981,906
Equity index derivatives	327,531	19,780
Non-financial derivative instruments	—	187,688
Correlation offset(2)	(472,865)	(656,955)

	$340,301	$611,000

(1)	Prior year information has been restated from that previously presented to reflect VaR at the 99% confidence interval.

(2)	The sum of individual risk factors is less than the total risk of the portfolio as all risk factors are not correlated. The difference is reflected as the correlation offset.

The Partnership is an active trader and the instruments and investments utilized by the Partnership change frequently. As the objective of the Partnership is to generate appreciation of its assets through speculative trading of derivatives, the risk taken in interest rates, foreign exchange rates and equity prices will vary dependent on the strategies utilized by the Partnership as well as current economic conditions and global events.

The following table illustrates the Partnership’s high, low and average daily VaR during the years ended December 31, 2002 and 2001 for each component of market risk noted above:

	2002			2001(1)

Risk Factors	High	Low	Average	High	Low	Average

Interest rate derivatives	$1,051,417	$65,021	$303,459	$197,534	$6,925	$96,273
Foreign exchange derivatives	1,424,552	203,257	500,126	12,239	206,340	357,052
Equity index derivatives	643,822	116,945	173,499	174,500	98,879	177,779
Non-financial derivative instruments	173,062	77,579	68,328	1,074,140	—	99,5519
Correlation offset(2)	(1,770,951)	(333,043)	(411,412)	(522,413)	(241,144)	(373,663)

	$1,521,902	$129,759	$634,000	$936,000	$71,000	$457,000

(1)	Prior year information has been restated from that previously presented to reflect VaR at the 99% confidence interval.
(2)	The sum of individual risk factors is less than the total risk of the portfolio as all risk factors are not correlated. The difference is reflected as the correlation offset.

At December 31, 2002, the Partnership’s primary market exposure was to foreign exchange and equity index derivatives.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At December 31, 2002, the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

The Partnership’s foreign exchange contract exposure is a result of fluctuations in exchange rates. Exchange rates fluctuate due to many factors including changes in interest rates, rates of inflation and government policies and programs.

The Partnership’s equity index exposure was primarily attributable to equity price risk in the United States and other G-7 countries. Stock index futures traded by the Partnership are principally limited to futures on broad based equity indices.

In addition to exchange traded instruments, the Partnership is exposed to various OTC derivative instruments including swaps and forward contracts. In addition to having price risk that may be similar to exchange traded instruments, OTC instruments may result in the Partnership having credit risk associated with its OTC contract counterparties.

Cash and Due from Brokers balances are held principally at U.S. banks, US securities dealers, and certain international financial institutions.

Exchange traded futures and option contracts are marked to market daily, with variations in value settled on a daily basis with the exchange upon which they are traded and with the futures commission merchant through which the futures and options contracts are executed. Forward contracts are generally cash settled with the counterparty two days after the trade.

Credit Risk Management

TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers.

TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. TIC attempts to reduce the credit risk of the Partnership by establishing protective credit terms in its legal trade documentation (i.e.: ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps and forward rate agreements are either liquidated or held to maturity. For these instruments, the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

Notwithstanding the risk monitoring and credit review performed by TIC with respect to its counterparties, there is always a risk of non-performance.

Generally, financial contracts can be closed out at TIC’s discretion. An illiquid or closed market, however, could prevent the close-out of positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 for attached financial statements:

Statements of Financial Condition as of December 31, 2002 and 2001

Condensed Schedules of Investments as of December 31, 2002 and 2001

Statements of Operations for the years ended December 31, 2002, 2001 and 2000

Statements of Changes in Partners’ Capital for the years ended December 31, 2002, 2001 and 2000

Notes to Financial Statements, December 31, 2002, 2001 and 2000

The financial statements presented have been prepared pursuant to rules and regulations of the Securities and Exchange Commission (“SEC”) and, in the opinion of management of the General Partner, includes all adjustments necessary for a fair statement of each year presented.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

A change in independent auditors from Arthur Andersen LLP to Ernst & Young LLP was reported in a Current Report on Form 8-K dated June 17, 2002.

As discussed in the 8-K, the reports of Arthur Andersen LLP on the Partnership’s financial statements for the years ended December 31, 2000 and December 31, 2001 did not contain an adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the years ended December 31, 2000 and December 31, 2001 and the subsequent interim period, there were no disagreements with Arthur Andersen LLP on any matters of accounting principles or practices, financial statement disclosure or auditing scope or procedures. In addition, during the years ended December 31, 2000 and December 31, 2001 and the subsequent interim period through the date of the 8-K, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

The action to dismiss Arthur Andersen LLP as the Partnership’s independent auditor and to replace it with Ernst & Young LLP was taken by the Partnership at the direction of the General Partner.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Second Management LLC, a Delaware limited liability company (the “General Partner”), is the general partner of the Partnership. The General Partner’s principal office is located at 1275 King Street, Greenwich, Connecticut 06831; Telephone No. 203-863-6700; and Facsimile No. 203-863-8600. The General Partner is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

Tudor Investment Corporation, a Delaware corporation (“TIC”), is the Trading Advisor to the Partnership. TIC’s principal office is located at 1275 King Street, Greenwich, Connecticut 06831; Telephone No. 203-863-6700; and Facsimile No. 203-863-8600. TIC is registered with the CFTC as a CPO and CTA and is a member of the NFA in such capacities.

TIC and its United Kingdom affiliate, Tudor Capital (U.K.), L.P., act as general partner and/or trading advisor or sub-advisor to other United States and non-United States investment funds that invest in global fixed income and equity securities, currencies, commodities, and derivatives.

Paul Tudor Jones, II, age 48, is the Chairman, the Chief Executive Officer, and the controlling principal of TIC. Mr. Jones formed Tudor in 1980, and has operated the company continuously since 1983. Mr. Jones is a member of the Commodity Exchange, Inc., the New York Board of Trade, Inc., the Chicago Board of Trade, and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Directors of the Cantor Fitzgerald Futures Exchange. Mr. Jones served as Chairman of the New York Cotton Exchange (which is now a division of the New York Board of Trade, Inc.) from August 1992 through June 1995. Mr. Jones is the Founder and a Director of The Robin Hood Foundation, a charitable foundation, and is a Director of the National Fish and Wildlife Foundation and The Everglades Foundations Inc.

Mark F. Dalton, age 52, is the President of TIC. Prior to joining TIC in September 1988, Mr. Dalton was employed by Kidder, Peabody & Co. Incorporated where he served in various senior positions, including Chief Financial Officer. Mr. Dalton is also a director of Progenics Pharmaceuticals, Inc., Cathay Investment Fund Limited, and certain non-for-profit educational and charitable organizations.

John G. Macfarlane, III, age 48, is the Chief Operating Officer and a Managing Director of TIC. Prior to joining TIC in January 1998, Mr. Macfarlane was employed by Salomon Brothers and its affiliates where he served in various senior positions, including Managing Director and head of United States and Asian Fixed Income Derivatives, and Treasurer. Mr. Macfarlane does not participate in the trading of customer accounts of TIC or its affiliates. Mr. Macfarlane is also a director of certain non-for-profit educational and charitable organizations.

Andrew S. Paul, age 50, is a Managing Director, the General Counsel and the Secretary of TIC. Mr. Paul joined Tudor in July 1989. Mr. Paul does not participate in the trading of customer accounts for TIC or its affiliates.

James J. Pallotta, age 45, is a Managing Director and the Director-U.S. Equities Group of TIC. Prior to joining TIC in August 1993, Mr. Pallotta was a principal portfolio manager at Essex Investment Management Company, Inc. He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989, and commenced managing client funds in January 1989. Mr. Pallotta is also a director of certain non-for-profit educational and charitable organizations.

John R. Torell, age 40, is a Managing Director and the Chief Financial Officer of TIC. Mr. Torell joined TIC in May 1994. Mr. Torell does not participate in the trading of customer accounts of TIC or its affiliates.

Mark A. Withy, age 36, is a Managing Director of the affiliates of TIC that maintain offices in Surrey, England. Prior to joining such affiliates in March 1995, Mr. Withy was employed by Bankers Trust in London and was responsible for the operations, accounting, and funding of the Bankers Trust internal and external hedge fund products. Mr. Withy does not participate in the trading of customer accounts of TIC or its affiliates.

Mark R. Nicholson, age 42, is a Managing Director of the affiliates of TIC that maintain offices in Surrey, England and is Co-Director of Systems Trading. Prior to joining such affiliates in April 1994, Mr. Nicholson was Chief Investment Officer at the World Bank.

Robert P. Forlenza, age 47, is a Managing Director of TIC. Prior to joining TIC in January 1995, Mr. Forlenza was a Vice President of Carlisle Capital Corporation, a private leveraged buyout firm, where he was responsible for the management of several of its portfolio companies. Mr. Forlenza is a director of PRT Group Inc. and various private companies in the United States.

Richard L. Fisher, age 49, is an outside Director of TIC. Since September 1983, Mr. Fisher has been a Managing Director of Dunavant Enterprises, Inc. Mr. Fisher has been a Director of Tudor since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of TIC or its affiliates.

There have been no material administrative, civil or criminal actions against the General Partner, TIC or any of their executive officers or directors within the last five years, except as follows:

On October 31, 2000, a private civil lawsuit was filed in the United States District Court for the District of Delaware against Art Technology Group, Inc. (“ATG”), TIC, and certain investment funds and other entities managed by or affiliated with TIC. The Partnership was not named as a defendant. The lawsuit alleged that certain of the defendants realized substantial profits in transactions of equity securities of ATG that are subject to short-swing profit recovery under Section 16(b) of the United States Securities Exchange Act of 1934 as amended. TIC strongly disputed such allegations. However, in accordance with a settlement agreement that became final on April 18, 2002, the defendants agreed to pay ATG $1.45 million.

ITEM 11. EXECUTIVE COMPENSATION.

The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and controlling shareholder of the General Partner receives no compensation from the Partnership. TIC earned $1,390,502, $1,215,170, and $656,067 in incentive and management fees from the Partnership during 2002, 2001 and 2000, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

As of January 1, 2003, the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:

NAME	ADDRESS	NO. UNITS	PERCENT

Tudor 401(k) Savings and Profit-Sharing Plan	1275 King Street Greenwich, CT 06831	800.2892	18.08%
James Pulaski	c/o Tudor Investment Corporation 1275 King Street Greenwich, CT 06831	259.8328	5.87%
Robert P. Forlenza (1)	c/o Tudor Investment Corporation 1275 King Street Greenwich, CT 06831	229.4980	5.18%

(1) Robert P. Forlenza is a Managing Director and a Director of TIC.

(b) Security Ownership of Management.

As of January 1, 2003, the General Partner and the executive officers of the General Partner collectively owned 14.24% of the outstanding interests in the Partnership. As of January 1, 2003, in addition to the persons identified in the table above, Mark Dalton and Andrew Paul, each of whom is a principal of both the General Partner and TIC, owned 70.4178 L.P. Units (1.59%) and 133.6957 L.P. Units (3.02%), respectively.

(c) Changes in Control.

There exists no arrangement known to the Partnership, the operations of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

See Item 1(a), GENERAL DEVELOPMENT OF BUSINESS, MANAGEMENT; Item 1(c)(1)(x),  NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11, EXECUTIVE COMPENSATION; and Note 5 - “Related Party Transactions” of “Notes To Financial Statements” in the accompanying Financial Statements.

(b) Certain Business Relationships.

(1) None.

(2)  The Partnership incurred incentive and management fees payable to TIC of $1,390,502, $1,215,170 and $656,067 for the years ended December 31, 2002, 2001, and 2000, respectively, which were in excess of 10% of the Partnership’s net realized and unrealized gains of $9,476,891, $7,668,225, and $4,324,325 for the respective periods referred to above.

(3) None.

(4) Not applicable.

(5) Not applicable.

(c) Indebtedness of Management.

None.

ITEM 14. CONTROLS AND PROCEDURES.

As of  December 31, 2002, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures.  Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2002.  There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

The following financial statements and report of independent auditors are set forth in the annexed financial statements:

Report of Independent Auditors
Report of Predecessor Independent Auditors
Statements of Financial Condition as of December 31, 2002 and 2001
Condensed Schedules of Investments as of December 31, 2002 and 2001
Statements of Operations for the years ended December 31, 2002, 2001 and 2000
Statements of Changes in Partners’ Capital as of December 31, 2002, 2001 and 2000
Notes to Financial Statements

The Partnership meets all the provisions of SFAS No. 102, Paragraph 7, “Statement of Cash Flows - Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Required for Resale.” Therefore, statements of cash flows have not been provided.

Omission of Review of Our Quarterly Reports Prior to Filing by Our Independent Auditors

As explained in the Partnership’s Current Report filed on Form 8-K on June 20, 2002, Ernst & Young LLP was retained as the Partnership’s independent auditors effective June 17, 2002, replacing Arthur Andersen LLP.  In connection with transitioning to Ernst & Young’s audit procedures, the Partnership now understands that the procedures which had been in place between Arthur Andersen and the Partnership’s did not provide for Arthur Andersen’s review of the Partnership's quarterly reports on Form 10-Q prior to their filing, as is required under Rule 10-01(d) of Regulation S-X of the SEC.

As a result, the Partnership does not believe that its quarterly reports on Form 10-Q filed during the period:

• beginning with the filing of the Partnership's quarterly report for the period ending March 31, 2000 (filed on May 15, 2000, the first report the Partnership filed after Rule 10-01(d) become effective); and
•	ending with the filing of the Partnership’s quarterly report for the period ended March 31, 2002 (filed on May 15, 2002, the last of the Partnership’s quarterly reports filed during the period when Arthur Andersen was the Partnership’s independent public accountant);

received the review by Arthur Andersen required under Rule 10-01(d) and the Statement on Auditing Standards No. 71 – Interim Financial Information.  The quarterly reports on Form 10-Q which the Partnership filed on August 14, 2002 and on November 14, 2002 did receive the required review by Ernst & Young.

In connection with the discovery of this omission, the management of the Partnership has instituted policies and procedures to insure that Rule 10-01(d) is complied with in respect of future quarterly reports.  In addition, management of the Partnership requested that Ernst & Young undertake a review of the quarterly reports previously filed for the periods ended March 31, 2001, June 30, 2001, September 30, 2001 and March 31, 2002, as well as the quarterly information for the quarter ended December 31, 2001, to determine whether they believed that a review in accordance with the standards established by SAS No. 71 of such reports would have, at the time the reports were filed, raised any material accounting or reporting issues.  E&Y has completed this review and noted no significant findings.

2.	No financial statement schedules are required to be filed.

3.	Exhibits. (unless otherwise indicated, each Exhibit was previously filed and has not been amended in any material respect).

	1.01	Form of Selling Agreement among Cargill Investor Services, Inc., Second Management LLC, and the Partnership.

	1.02	Form of Selling Agreement among CIS Securities, Inc., Second Management LLC, and the Partnership.

	3.01	Form of Second Amended and Restated Limited Partnership Agreement of the Partnership.

	3.02(a)	Certificate of Limited Partnership of the Partnership.

	3.02(b)	Amendment to the Certificate of Limited Partnership of the Partnership.

	10.01(a)	Form of Amended and Restated to Customer Foreign Exchange Agreement between the Partnership and Bellwether Partners LLC.

	10.02(a)	Form of Management Agreement among the Partnership,SecondManagement Company, Inc. (succeeded by Second Management LLC), and Tudor Investment Corporation.

	10.02(b)	Form of Amendment to Management Agreement among the Partnership, Second Management Company, Inc., and Tudor Investment Corporation.

	10.03(a)	Form of Subscription Agreement and Power of Attorney to be executed by purchasers of Units who are individuals.

	10.03(b)	Form of Subscription Agreement and Power of Attorney to be executed by a Trustee of the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan.

	10.03(c)	Form of Representations to be made by participants in the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan.

	10.03(d)	Form of Subscription Agreement for use in making additions to existing accounts.

	10.04(a)	Form of Escrow Agreement among the Partnership, Seventh Management, Inc., and United States Trust Company of New York.

	10.04(b)	Form of Amendment to Escrow Agreement among the Partnership,

Cargill Investor Services, Inc., and United States Trust Company of New York.

99.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On June 20, 2002 the Partnership filed a Current Report on Form 8-K describing a change in its independent auditors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUDOR FUND FOR EMPLOYEES L.P.

By:	SECOND MANAGEMENT LLC, General Partner

	By:	/s/ MARK F. DALTON

Mark F. Dalton
President and Chief Executive Officer of the General Partner

	By:	/s/ JOHN R. TORELL

John R. Torell
Chief Financial Officer of the General Partner

DATE: March 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SECOND MANAGEMENT LLC

By:	/s/ MARK F. DALTON	March 28, 2003

Mark F. Dalton, President and Chief Executive Officer

By:	/s/ JOHN MACFARLANE, III	March 28, 2003

John Macfarlane, III, Managing Director and Chief Operating Officer

By:	/s/ JOHN R. TORELL	March 28, 2003

John R. Torell, Managing Director and Chief Financial Officer

By:	/s/ ANDREW S. PAUL	March 28, 2003

Andrew S. Paul, Managing Director, General Counsel and Secretary

CERTIFICATIONS

I, Mark F. Dalton, certify that:

1.	I have reviewed this Form 10-K of the Tudor Fund for Employees L.P.;

2.

Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3.

Based on my knowledge, the financial statements, and other financial information included in this Form 10-K report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this Form 10-K;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K is being prepared;

	b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K report (the “Evaluation Date”); and

	c)	presented in this Form 10-K report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this Form 10-K report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ MARK F. DALTON

Mark F. Dalton,
President and Chief Executive Officer of Second Management LLC, the General Partner
March 28, 2003

CERTIFICATIONS

I, John R. Torell, certify that:

1.	I have reviewed this Form 10-K of the Tudor Fund for Employees L.P.;

2.

Based on my knowledge, this Form 10-K does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Form 10-K;

3.

Based on my knowledge, the financial statements, and other financial information included in this Form 10-K report, fairly present in all material respects the financial condition and results of operations of the registrant as of, and for, the periods presented in this Form 10-K report;

4.

The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Form 10-K report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Form 10-K report (the “Evaluation Date”); and

c)	presented in this Form 10-K report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.

The registrant’s other certifying officers and I have indicated in this Form 10-K report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

	By:	/s/ JOHN R. TORELL

John R. Torell Chief Financial Officer of Second Management LLC, the General Partner

March 28, 2003

TUDOR FUND FOR EMPLOYEES L.P.
INDEX TO FINANCIAL STATEMENTS

Report of Independent Auditors

To the Partners of Tudor Fund for Employees L.P.

We have audited the accompanying statement of financial condition, including the condensed schedule of investments of Tudor Fund for Employees L.P. (“the Partnership”) as of December 31, 2002, and the related statements of operations and changes in partners’ capital for the year then ended.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Partnership  as of December 31, 2001 and for each of the two years in the period ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 5, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 financial statements referred to above, audited by us, present fairly, in all material respects, the financial position of Tudor Fund for Employees L.P. at December 31, 2002, and the results of its operations and changes in partners’ capital for the year then ended in conformity with accounting principles generally accepted in the United States.

By: /s/ Ernst and Young LLP

March 21, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of Tudor Fund For Employees L.P.

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (a Delaware limited partnership) as of December 31, 2001 and 2000, including the condensed schedule of investments as of December 31, 2001, and the related statements of operations and changes in partners’ capital for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

By: /s/ Arthur Andersen LLP

New York, New York
March 8, 2002

This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with the Tudor Fund For Employees L.P.’s filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

PART I – FINANCIAL INFORMATION
Item 1. – Financial Statements
TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31, 2002	DECEMBER 31, 2001

Assets:
Cash and cash equivalents	$45,498,833	$29,804,258
Due from brokers	3,257,380	3,865,128

Total assets	$48,756,213	$33,669,386

Liabilities and Partners’ Capital:

Liabilities:
Pending partner additions	$2,595,000	$1,525,056
Redemptions payable	332,259	187,808
Incentive fee payable	107,676	—
Management fee payable	123,057	85,100
Accrued professional fees and other	235,475	81,038

Total liabilities	3,393,467	1,879,002

Partners’ Capital:
Limited Partners, 20,000 units authorized and 3,990.202 and 3,363.810 outstanding at December 31, 2002 and December 31, 2001	43,232,851	30,035,126
General Partner, 196.580 units outstanding at December 31, 2002 and December 31, 2001	2,129,895	1,755,258

Total partners’ capital	45,362,746	31,790,384

Total liabilities and partners’ capital	$48,756,213	$33,669,386

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.
CONDENSED SCHEDULES OF INVESTMENTS

	North America	Asia	Europe	Total	Percent of Partners’ Capital

December 31, 2002
OPTIONS, at market value:
Interest rate swaptions	$—	$—	$240,933	$240,933.53%

Total options, at market value	—	—	240,933		240,933.53

FUTURES, at market value:
Equity indexes	—	(3,382)	—	(3,382)	(.01)
Interest rates	—	—	1,536	1,536	(.00)
Foreign exchange	104,000	—	—		104,000.23

Total futures, at market value	104,000	(3,382)	1,536		102,154.22

FOREIGN EXCHANGE FORWARDS, at market value:	2,042	167,459	24,348		193,849.43

FORWARD RATE AGREEMENTS, at market value:	—	—	7,864		7,864.02

TOTAL INVESTMENTS, at market value (1)	$106,042	$164,077	$274,681	$544,800	1.20%

	North America	Asia	Europe	Total	Percent of Partners’ Capital

December 31, 2001
OPTIONS, at market value:
Foreign exchange	$—	$352,710	$—	$352,710	1.11%

Total options, at market value	—	352,710	—	352,710	1.11

FUTURES, at market value:
Equity indexes	(24,950)	(5,300)	—	(30,250)	(.10)
Interest rates	—	101,645	—	101,645.33
Foreign exchange	220	—	—	220.00
Commodities	(30,894)	—	—	(30,894)	(.10)

Total futures, at market value	(55,624)	96,345	—	40,721.13

FOREIGN EXCHANGE FORWARDS, at market value	—	97,393	215,973	313,366.99

EQUITY SWAPS, at market value:	643,367	—	—	643,367	2.02

TOTAL INVESTMENTS, at market value (1)	$587,743	$546,448	$215,973	$1,350,164	4.25%

(1) All such amounts are included in due from brokers on the statements of financial condition.

See accompanying notes to schedules

TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	December 31, 2002	December 31 2001	December 31 2000

Investment income
Interest	$671,243	$1,182,347	$1,213,785

Total investment income	671,243	1,182,347	1,213,785

Investment expense
Interest	13,146	8,249	9,907
Brokerage commissions and fees	363,088	187,282	206,690

Total investment expenses	376,234	195,531	216,597

Operating expenses
Incentive fee	729,533	702,994	339,869
Management fee	660,969	512,176	316,198
Professional fees and other	301,570	143,721	162,807

Total operating expenses	1,692,072	1,358,891	818,874

Net investment income (loss)	(1,397,063)	(372,075)	178,314

Net realized and unrealized gains (losses) on trading activities
Net realized gain	10,194,938	6,890,015	4,697,983
Change in net unrealized appreciation (depreciation)	(718,047)	778,210	(373,658)

Net realized and unrealized gains on trading activity	9,476,891	7,668,225	4,324,325

Net increase in net assets resulting from operations	$8,079,828	$7,296,150	$4,502,639

Limited Partners’ net increase in net assets resulting from operations	$7,705,191	$6,935,785	$4,235,516
General Partner’s net increase in net assets resulting from operations	374,637	360,365	267,123

	$8,079,828	$7,296,150	$4,502,639

Change in Net Asset Value per unit	$1,905.85	$1,833.12	$1,358.85

Net increase in Net Assets per unit	$1,988.47	$1,897.59	$1,337.56

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit

	Units	Capital	Units	Capital

Partners’ capital, December 31, 1999	2,650.276	$15,204,445	196.580	$1,127,770	$16,332,215	$5,736.93
Net increase in net assets resulting from operations	—	4,235,516	—	267,123	4,502,639
TIC 401(k) Plan unit adjustment (a)	27.169	—	—	—	—
Capital contributions	959.408	5,416,452	—	—	5,416,452
Capital redemptions	(710.298)	(4,090,234)	—	—	(4,090,234)

Partners’ capital, December 31, 2000 (b)	2,926.555	$20,766,179	196.580	$1,394,893	$22,161,072	$7,095.78

Net increase in net assets resulting from operations	—	6,935,785	—	360,365	7,296,150
TIC 401(k) Plan unit adjustment (a)	32.780	—	—	—	—
Capital contributions	1,295.726	9,626,183	—	—	9,626,183
Capital redemptions	(891.251)	(7,293,021)	—	—	(7,293,021)

Partners’ capital, December 31, 2001 (b)	3,363.810	$30,035,126	196.580	$1,755,258	$31,790,384	$8,928.90

Net increase in net assets resulting from operations	—	7,705,191	—	374,637	8,079,828
TIC 401(k) Plan unit adjustment (a)	32.951	—	—	—	—
Capital contributions	807.515	7,624,015	—	—	7,624,015
Capital redemptions	(214.074)	(2,131,481)	—	—	(2,131,481)

Partners’ capital, December 31, 2002 (b)	3,990.202	$43,232,851	196.580	$2,129,895	$45,362,746	$10,834.75

(a)  See Note 3 – Capital Accounts
(b)  See Note 3 – Redemption of Units

See accompanying notes to financial statements.

Tudor Fund for Employees L.P.

Notes to Financial Statements

December 31, 2002, 2001, and 2000

1.          Organization

Tudor Fund for Employees L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act (the “Act”) on November 22, 1989, and commenced trading operations on July 2, 1990.  Second Management LLC (the “General Partner”) is the general partner of the Partnership.  Tudor Investment Corporation (“TIC”), an affiliate of the General Partner, acts as the trading advisor of the Partnership.  The Partnership’s trading approach and resulting positions are also utilized by the proprietary and other customer accounts of TIC and its affiliates. The General Partner is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and a Commodity Trading Advisor and is a member of the National Futures Association in such capacities.  Ownership of limited partnership units is restricted to either employees of TIC and its principals or its affiliates.

The objective of the Partnership is to realize capital appreciation through speculative trading of futures, forwards, equity and interest rate swaps, option contracts and other derivative instruments, including commodity interests (collectively, “derivative contracts”).  The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Partnership Agreement dated as of May 22, 1996 (the “Limited Partnership Agreement”).

During any offering, the purchase price of a unit will be the net asset value per unit, as defined in the Limited Partnership Agreement, at the opening of business on the first business day of the month.

Duties of the General Partner

The General Partner acts as the commodity pool operator of the Partnership and is responsible for the selection and monitoring of the commodity trading advisors used by the Partnership.  The General Partner is also responsible for the performance of all administrative services necessary to the Partnership’s operations.

Service Agreement

The Partnership has entered into an agreement with Citco Fund Services (U.S.A.) Inc. (the “Service Company”), under which the Service Company provides necessary accounting services to the Partnership, including maintenance of the financial books and records.

2.          Summary of Significant Accounting Policies

Revenue Recognition and Valuation

Trading activities, including related revenues and expenses, are recorded on a trade date basis.  Interest income and expense are recorded on an accrual basis.

Derivative Contracts

In the normal course of business, the Partnership enters into derivative contracts for trading. In accordance with Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, the Partnership values derivative contracts on the statements of financial condition at independent market values when readily available from major exchanges. Otherwise, valuations are based on independent broker quotations or pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments. Changes in value of derivative contracts are included in the statements of operations.

2.          Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and highly liquid instruments with maturities of one month or less, such as overnight time deposits.

Due From Brokers

Due from brokers include unrealized gains and losses on swaps, futures and forward contracts (as reflected on the condensed schedules of investments), as well as cash held at brokers net of margin debt balances. Due from brokers principally consists of balances with one U.S. broker.

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

Foreign Currency Translation

The functional currency of the Partnership is the United States dollar. All other currencies are considered to be foreign. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the closing rate of exchange as reported by a major international bank. Purchases and sales of investments, and income and expenses denominated in currencies other than U.S. dollars, are translated at the rates of exchange on the respective dates of such transactions.  The resulting gains and losses from such translation are included, as part of the underlying transactions, in the accompanying statements of operations. At December 31, 2002 and 2001, there were no significant foreign currency balances.

2.          Summary of Significant Accounting Policies (continued)

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

3.          Capital Accounts

Subscriptions and Capital Contributions
Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month.  The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value.  The TIC 401(k) Plan’s equity in the Partnership as of January 1, 2003 was $8,670,935.

The minimum subscription amount is $1,000 for new Limited Partners.  Additional capital contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective quarter.

Pending Partner Additions
Pending partner additions is comprised of cash received prior to year-end for which units were issued on January 1 of the subsequent year.  Pending partner additions did not participate in the earnings of the Partnership until the related units were issued.

Redemptions Payable
Units are redeemable at the discretion of each Limited Partner, within limits and subject to the terms of the Limited Partnership Agreement.  Effective July 31, 2002, redemptions of units may be made as of the last business day of any month subject to the following restrictions. Redemptions occurring on any month-end which is also a calendar quarter-end, require written notice of redemption that must be received by the General Partner at least five business days in advance of such redemption. Redemptions occurring on any month-end which is not a calendar quarter-end, require written notice of redemption that must be received by the General Partner at least 15 calendar days in advance of such redemption. Prior to July 31, 2002, redemptions could be made only as of the last business day of any quarter upon five business days advance notice.  Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any month, as defined in the Limited Partnership Agreement.  Partial redemptions of units which would reduce the net asset value of a Limited Partner’s unredeemed units to less than the minimum investment then required of new Limited Partners or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation.

4.          Income Taxes

The Partnership has not made any provisions for U.S. federal, state and local income taxes since the partners are responsible for reporting income or loss based upon their respective share of revenue and expense.

5.          Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions.  Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only foreign exchange forward counterparty.  BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts.  The Partnership typically has on deposit with BPL, as collateral for forward contracts, approximately 4% of the Partnership’s net assets.  At December 31, 2002 and 2001, the amounts on deposit with BPL were $2,121,666 (including $193,850 in unrealized gains) and $1,187,258 (including $313,366 in unrealized gains). During 2002, 2001, and 2000, the Partnership earned interest income of $23,336, $33,413 and $37,163 respectively, from deposits of collateral with BPL.

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

6.          Risk Management

Market Risk Management
The Partnership maintains positions in derivative instruments that trade both on exchanges and “over-the-counter” instruments (“OTC”).  The Partnership is subject to credit risk and changes in market value associated with the financial instruments that are traded. In conjunction with proprietary and other customer accounts, TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal internal control procedures that are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies that are designed to maintain risk at levels, which are appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC’s Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the department.

TIC evaluates the positions taken by traders in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two years of historical data, a one day holding period, and a 99% confidence level.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward rate agreements, currency forwards and OTC foreign currency options are traded in unregulated markets.

Credit Risk Management
Derivative instruments are bilateral agreements that result in credit exposure between counterparties.  Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk.  OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit risk exposure.  TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading.

TIC attempts to reduce the credit risk of the Partnership by establishing stringent credit terms in its legal trade documentation (i.e.: ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps and forward rate agreements are either liquidated or held to maturity. For these instruments, the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

7.           Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral.  The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of December 31, 2002 and 2001, the Partnerhip had pledged $10,000 and $704,000, respectively, of cash collateral and no securities collateral. The Partnership records cash collateral posted as due from brokers.

8.           Financial Highlights

	December 31,

	2002	2001
Per unit operating performance:
Net asset value per unit, beginning of year	$8,928.90	$7,095.78
Income from investment operations:
Net investment loss	(424.01)	(98.52)
Net realized and unrealized gain	2,329.86	1,931.64

Total from investment operations	1,905.85	1,833.12

Net asset value per unit, end of year	$10,834.75	$8,928.90

Total return:
Total return before incentive fee	24.04%	29.72%
Incentive fee	(2.70)%	(2.75)%

Total return after incentive fee	21.34%	26.97%

Ratios to average net assets:
Net investment income/loss before incentive fee	(2.04)%	1.09%
Incentive fee	(2.27)%	(2.29)%

Net investment loss after incentive fee	(4.31)%	(1.20)%

Expenses before incentive fee	3.69%	2.75%
Incentive fee	2.27%	2.29%

Total expenses and incentive fee	5.96%	5.04%

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests, (excluding TIC 401(K) plan net assets, units and related income and expenses - see Note 2) respectively, for the year ended December 31, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the year ended December 31, 2002. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions; the total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that it is not charged management or incentive fees (Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the partners’ capital for such period.