Form 10-Q
period 2003-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 2003-05-14
CIK 861895

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 3/31/03	COMMISSION FILE NUMBER: 333-52543

TUDOR FUND FOR EMPLOYEES L.P.

(Exact name of registrant as specified in its charter)

Delaware	13-3543779
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1275 King Street, Greenwich, Connecticut	06831
(Address of principal executive offices)	(Zip Code)

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

☒ YES    NO ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ YES    NO ☒

TUDOR FUND FOR EMPLOYEES L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	MARCH 31, 2003	DECEMBER 31, 2002
	(UNAUDITED)	(AUDITED)
Assets
Cash and cash equivalents	$46,356,726	$45,498,833
Due from brokers	4,834,345	3,257,380

Total assets	$51,191,071	$48,756,213

Liabilities and partners’ capital:

Liabilities:
Pending partner additions	$2,314,843	$2,595,000
Redemptions payable	248,000	332,259
Incentive fee payable	—	107,676
Management fee payable	131,901	123,057
Accrued professional fees and other	289,975	235,475

Total liabilities	2,984,719	3,393,467

Partners’ capital:
Limited Partners, 20,000 units authorized and 4,497.825 and 3,990.202 outstanding at March 31, 2003 and December 31, 2002	46,187,693	43,232,851
General Partner, 196.580 units outstanding at March 31, 2003 and December 31, 2002	2,018,659	2,129,895

Total partners’ capital	48,206,352	45,362,746

Total liabilities and partners’ capital	$51,191,071	$48,756,213

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

Description	Market Value	Percentage of Net Assets
March 31, 2003 (UNAUDITED)

Futures
Equity indexes futures
North America	$(142,392)	(0.30)%
Asia	(125,382)	(0.26)
Europe	146,686	0.30

Total equity indexes futures	(121,088)	(0.26)

Foreign exchange futures
North America	(640)	0.00

Total foreign exchange futures	(640)	0.00

Total futures	(121,728)	(0.26)

Swaps
Commodity swaps
North America	(194,428)	(0.40)

Total commodity swaps	(194,428)	(0.40)

Equity swaps
North America	67,268	0.14
Europe	(80,176)	(0.17)

Total equity swaps	(12,908)	(0.03)

Total swaps	(207,336)	(0.43)

Forwards
Foreign exchange forwards
North America	87,852	0.18
Asia	104,350	0.22
Europe	436	0.00

Total foreign exchange forwards	192,638	0.40

Non-financial derivatives
Metal forwards
North America	(212,128)	(0.44)

Total metal forwards	(212,128)	(0.44)

Total investments, at market value(1)	$(348,554)	(0.73)%

(1)	All such amounts are included in due from broker on the statement of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

Description	Market Value	Percentage of Net Assets
December 31, 2002 (AUDITED)

Options
Interest rate swaptions
Europe	$240,933	0.53%

Total interest rate swaptions	240,933	0.53

Futures
Equity indexes futures
Asia	(3,382)	(0.01)

Total equity indexes futures	(3,382)	(0.01)

Interest rate futures
Europe	1,536	0.00

Total interest rate futures	1,536	0.00

Foreign exchange futures
North America	104,000	0.23

Total foreign exchange futures	104,000	0.23

Total futures	102,154	0.23

Forwards
Foreign exchange forwards
North America	2,042	0.00
Asia	167,459	0.37
Europe	24,348	0.05

Total foreign exchange forwards	193,849	0.42

Forward rate agreements
Europe	7,864	0.02

Total forward rate agreements	7,864	0.02

Total forwards	201,713	0.44

Total investments, at market value(1)	$544,800	1.20%

(1)	All such amounts are included in due from broker on the statement of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

(UNAUDITED)

	Three Months Ended March 31,
	2003	2002
Investment income
Interest	$146,856	$145,130

Total investment income	146,856	145,130

Investment expense
Interest	536	697
Brokerage commissions	76,311	67,474

Total investment expenses	76,847	68,171

Operating expenses
Management fee	196,805	141,255
Incentive fee	—	64,652
Professional fees and other	63,954	51,108

Total operating expenses	260,759	257,015

Net investment loss	(190,750)	(180,056)

Net realized and unrealized gains (losses) on trading activities
Net realized gain (loss)	(1,515,071)	2,819,416
Change in net unrealized depreciation	(829,197)	(1,417,221)

Net realized and unrealized gain (loss)	(2,344,268)	1,402,195

Net increase (decrease) in net assets resulting from operations	$(2,535,018)	$1,222,139

Limited Partners’ net (decrease) increase in net assets resulting from operations	$(2,423,782)	$1,161,292
General Partner’s net (decrease) increase in net assets resulting from operations	(111,236)	60,847

	$(2,535,018)	$1,222,139

Change in Net Asset Value Per Unit	$(565.85)	$309.57

Net increase (decrease) in Net Assets Per Unit	$(556.70)	$321.96

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE PERIOD ENDED MARCH 31, 2003 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2002

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit
	Units	Capital	Units	Capital
Partners’ Capital, December 31, 2001	3,363.810	30,035,126	196.580	1,755,258	31,790,384	$8,928.90
Net increase in net assets resulting from operations	—	7,705,191	—	374,637	8,079,828
TIC 401(k) Plan unit adjustment (a)	32.951	—	—	—	—
Capital contributions	807.515	7,624,015	—	—	7,624,015
Capital redemptions	(214.074)	(2,131,481)	—	—	(2,131,481)

Partners’ Capital, December 31, 2002(b)	3,990.202	43,232,851	196.580	2,129,895	45,362,746	$10,834.75
Net decrease in net assets resulting from operations	—	(2,423,782)	—	(111,236)	(2,535,018)
TIC 401(k) Plan unit adjustment (a)	4.001	—	—	—	—
Capital contributions	653.337	6,966,000	—	—	6,966,000
Capital redemptions	(149.715)	(1,587,376)	—	—	(1,587,376)

Partners’ Capital, March 31, 2003 (b)	4,497.825	$46,187,693	196.580	$2,018,659	$48,206,352	$10,268.90

(a)	See Note 3—Capital Accounts
(b)	See Note 3—Redemption of Units

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2003

(UNAUDITED)

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

2.    Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

Cash and cash equivalents consist of cash held at banks and highly liquid instruments with maturities of one month or less, such as overnight time deposits. Cash consists principally of interest bearing time deposits with one European bank.

Due From Brokers

Due from brokers include unrealized gains and losses on swaps, futures and forward contracts (as reflected on the condensed schedules of investments), as well as cash held at brokers net of margin debt balances.

Brokerage Commissions

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

Foreign Currency Translation

The functional currency of the Partnership is the United States dollar. All other currencies are considered to be foreign. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the closing rate of exchange as reported by a major international bank. Purchases and sales of investments, and income and expenses denominated in currencies other than U.S. dollars, are translated at the rates of exchange on the respective dates of such transactions. The resulting gains and losses from such translation are included, as part of the underlying transactions, in the accompanying statements of operations. At March 31, 2003 and December 31, 2002, there were no significant foreign currency balances.

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

Net Increase (Decrease) in Net Assets Per Unit

Net increase (decrease) in net assets per unit is computed by dividing net increase in net assets by the monthly average of units outstanding at the beginning of each month.

3.    Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of April 1, 2003 and January 1, 2003 was $9,206,859 and $8,670,935.

The minimum subscription amount is $1,000 for new Limited Partners. Additional capital contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective quarter.

Pending Partner Additions

Pending partner additions is comprised of cash received prior to the end of the fiscal period indicated for which units were issued on April 1, 2003 and January 1, 2003. Pending partner additions do not participate in the earnings or losses of the Partnership until the related units are issued.

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

5.    Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only foreign exchange forward counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, approximately 4% of the Partnership’s net assets. At March 31, 2003 and December 31, 2002, the amounts on deposit with BPL were $1,949,429 (including $192,638 in unrealized gains) and $2,121,666 (including $193,849 in unrealized gains). The Partnership earned interest income of $4,904 and $4,810 for the three months ended March 31, 2003 and 2002 from deposits of collateral with BPL.

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

TIC evaluates the positions taken by “the Partnership” in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two quarters of historical data, a one day holding period, and a 99% confidence level.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward rate agreements, currency forwards and OTC foreign currency options are traded in unregulated markets.

Credit Risk Management

Derivative instruments are bilateral agreements that result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential credit risk exposure. TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading.

TIC attempts to reduce the credit risk of the Partnership by establishing stringent credit terms in its legal trade documentation (i.e., ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Futures and forwards are typically liquidated by entering into offsetting contracts with the same counterparty. Swaps and forward rate agreements are either liquidated or held to maturity. For these instruments, the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements.

7.    Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of March 31, 2003, the Partnership pledged $3,441,429 of cash collateral and no cash collateral had been received. As of December 31, 2002, the Partnership had pledged $10,000 of cash collateral and no cash collateral had been received. The Partnership records cash collateral posted in due from brokers.

8.    Financial Highlights

The following represents financial highlights of the Partnership for the three months ended March 31, 2003 and 2002:

	Three Months Ended March
	2003	2002
Per unit operating performance:
Net asset value per unit, beginning of quarter	$10,834.75	$8,928.90
Income from investment operations:
Net investment loss	(51.00)	(59.96)
Net realized and unrealized gain (loss)	(514.85)	369.53

Total from investment operations	(565.85)	309.57

Net asset value per unit, end of quarter	$10,268.90	$9,238.47

Total return:
Total return before incentive fee	(5.22)%	3.70%
Incentive fee	—%	(0.23)%

Total return after incentive fee	(5.22)%	3.47%

Ratios to average net assets:
Net investment loss before incentive fee	(0.48)%	(0.41)%
Incentive fee	—%	(0.22)%

Net investment loss after incentive fee	(0.48)%	(0.63)%

Expenses before incentive fee	0.78%	0.82%
Incentive fee	—%	0.22%

Total expenses and incentive fee	0.78%	1.04%

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding TIC 401(K) plan net assets, units and related income and expenses—see Note 2) for the three months ended March 31, 2003 and March 31, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three months ended March 31, 2003 and March 31, 2002. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions; the total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that it is not charged management or incentive fees (Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the partners’ capital for such period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results could differ from these estimates. For a description of critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Partnership’s Form 10-K for the year ended December 31, 2002.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“L.P. Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“G.P. Units” and collectively with L.P. Units, “Units”) for $400,000. From inception through April 1, 2003, the Partnership received total Limited Partner subscriptions and contributions of $57,747,099 and had total withdrawals (inclusive of trading gains) of $38,273,389. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on March 31, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of April 1, 2003 was $2,018,659 representing approximately 4% of the Partnership’s equity. At April 1, 2003, the Partnership had a total of 148 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 2003 of $5,020,671. The TIC 401(k) Plan’s equity in the Partnership as of April 1, 2003 was $9,206,859 representing approximately 18.22% of the Partnership’s equity or approximately 19.78% excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of L.P. Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results were down in the first quarter of 2003 due to trading strategies related to the resurgence of economic growth among the G7 countries. Furthermore, correlations among the major financial asset classes diverged from the relationships that have existed in the past. The presence of aberrant weather and the Iraq war during the three months ended March 31, 2003 have created volatile yet trendless markets.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2002

The Partnership reported a net decrease in net assets resulting from operations of $2,535,018 for the three months ended March 31, 2003 compared to a net increase in net assets resulting from operations of $1,222,139 for the three months ended March 31, 2002.

The following table compares Net Asset Value per Unit for the three months ended March 31, 2003 and 2002:

	Net Asset Value Per Unit	Change in Net Asset Value Per Unit For the Three months ended
March 31, 2003	$10,268.90	$(565.85)	(5.22)%
March 31, 2002	$9,238.47	$309.57	3.47%

INVESTMENT INCOME

Interest income for the three months ended March 31, 2003 was $146,856 compared to the three months ended March 31, 2002 of $145,130. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income will fluctuate with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the three months ended March 31, 2003 was $536 compared to the three months ended March 31, 2002 of $697. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the three months ended March 31, 2003 was $76,311 compared to the three months ended March 31, 2002 of $67,474. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the quarter. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the three months ended March 31, 2003 were $196,805 compared to the three months ended March 31, 2002 of $141,255. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees was due to the overall increase in assets under management.

Incentive fees were $0 and $64,652 for the three months ended March 31, 2003 and 2002. Incentive fees will fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership.

Professional fees and other expenses for the three months ended March 31, 2003 were $63,954 compared to the three months ended March 31, 2002 of $51,108. Professional fees and other expenses remained relatively stable from the quarter ended March 31, 2002 to 2003.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three months ended March 31, 2003 and 2002:

	Three Months Ended March 31,
	2003	2002
Exchange traded:
Interest rate futures and options	$(774)	$1,644
Foreign exchange futures	(9)	(3)
Equity index futures	(976)	(285)
Over-the-counter contracts:
Foreign exchange forwards and options	(31)	106
Commodity swaps	(283)	102
Equity index swaps	(85)	(237)
Forward rate agreements	(16)	—
Interest rate swaps	(35)	—
Non-financial derivative instruments	(212)	8

Total	$(2,421)	$1,335

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

	March 31, 2003	March 31, 2002
Net realized and unrealized gains (losses) on trading activities as a percentage of average Net Assets	(5.0)%	4.1%
Brokerage commissions and fees as a percentage of average Net Assets	0.2%	0.2%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	0.0%	4.6%

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

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $46,356,726 and $45,498,833 represented approximately 91% and 93% of the Partnership’s assets as of March 31, 2003 and December 31, 2002, respectively. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

OFF-BALANCE SHEET RISK

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading of derivative instruments. For derivative instruments, the unrealized gain or loss, rather than the contract notional amounts, represents the approximate future cash requirements. As a writer of options, the Partnership bears the risk of unfavorable changes in the price of the underlying instrument which may be in excess of the premium received.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

TIC evaluates the positions taken by traders in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two quarters of historical data, a one day holding period, and a 99% confidence level.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. Swaps, forward rate agreements, currency forwards and OTC foreign currency options are traded in unregulated markets.

The following table illustrates the VaR for each component of market risk as of March 31, 2003 and December 31, 2002. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	March 31, 2003	December 31, 2002
Interest rate derivatives	$—	$152,864
Foreign exchange derivatives	254,649	332,771
Equity index derivatives	110,486	327,531
Non-financial derivative instruments	126,026	—
Correlation offset(1)	(223,161)	(472,865)

Aggregate VaR	$268,000	$340,301

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors . This offset arises due to the correlation that exists in the individual items being aggregated.

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

The following table illustrates the Partnership’s high, low and average daily VaR during the periods ended March 31, 2003 and December 31, 2002 for each component of market risk noted above:

	March 31, 2003			December 31, 2002
Risk Factors	High	Low	Average	High	Low	Average
Interest rate derivatives	$546,431	$54,287	$269,168	$1,051,417	$65,021	$303,459
Foreign exchange derivatives	1,280,721	199,106	329,985	1,424,552	203,257	500,126
Equity index derivatives	544,357	40,123	507,553	643,822	116,945	173,499
Non-financial derivative instruments	77,474	—	37,837	173,062	77,579	68,328
Correlation offset(1)	(1,472,983)	(108,516)	(582,543)	(1,770,951)	(333,043)	(411,412)

Aggregate VaR	$976,000	$185,000	$562,000	$1,521,902	$129,759	$634,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors . This offset arises due to the correlation that exists in the individual items being aggregated.

At March 31, 2003, the Partnership’s primary market exposure was to foreign exchange derivatives.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At March 31, 2003 the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

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

ITEM 4.     CONTROLS AND PROCEDURES

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

None.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 13,875 Units having an aggregate value of $57,747,099 have been sold through April 1, 2003.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

The Partnership has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Partnership’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Partnership’s or its management’s control. Statements preceded by, followed by, or that include the words ‘‘expect,’’ ‘‘will,’’ ‘‘may,’’ ‘‘could,’’ ‘‘intend,’’ ‘‘anticipate,’’ ‘‘believe,’’ and ‘‘should’’, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which the Partnership operates, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Partnership’s specific forward-looking statements include:

•	decline in general economic conditions;

•	decline in liquidity in global markets generally or certain sectors and instruments within such markets;

•	material changes in government regulations relating to contracts, instruments, or participants in various markets in which the Partnership is active;

•	reduced availability of credit and other forms of leverage from counterparties, banks, and dealers in various markets in which the Partnership is active;

•	increased volatility in the capital markets; and

•	default by counterparties.

Additional information regarding these and other important factors that could cause actual results to differ from those in the Partnership’s forward-looking statements is contained in the Partnership’s Form 10-K for the fiscal quarter ended December 31, 2002. The Partnership hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Partnership’s forward looking statements are contained in the Partnership’s periodic filings with the Securities & Exchange Commission.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

(b)	Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the three months ended March 31, 2003.

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
John R. Torell, Chief Financial Officer of the General Partner

May 14, 2003

CERTIFICATIONS

I, Mark F. Dalton, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Tudor Fund for Employees L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
Mark F. Dalton, President and Chief Executive Officer of Second Management LLC, the General Partner

May 14, 2003

CERTIFICATIONS

I, John R. Torell, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Tudor Fund for Employees L.P.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

May 14, 2003