Form 10-Q
period 2003-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 2003-08-14
CIK 861895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 6/30/03

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

TUDOR FUND FOR EMPLOYEES L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	JUNE 30, 2003	DECEMBER 31, 2002
	(UNAUDITED)	(AUDITED)
Assets:
Cash and cash equivalents	$45,894,258	$45,498,833
Due from brokers	7,084,810	3,257,380

Total assets	$52,979,068	$48,756,213

Liabilities and partners’ capital:

Liabilities:
Pending partner additions	$485,072	$2,595,000
Redemptions payable	75,901	332,259
Incentive fee payable	11,580	107,676
Management fee payable	144,370	123,057
Accrued professional fees and other	132,769	235,475

Total liabilities	849,692	3,393,467

Partners’ capital:
Limited Partners, 20,000 units authorized and 4,594.034 and 3,990.202 issued and outstanding at June 30, 2003 and December 31, 2002	49,990,270	43,232,851
General Partner, 196.580 units issued and outstanding at June 30, 2003 and December 31, 2002	2,139,106	2,129,895

Total partners’ capital	52,129,376	45,362,746

Total liabilities and partners’ capital	$52,979,068	$48,756,213

Net asset value per unit	$10,881.56	$10,834.75

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2003 (UNAUDITED)

Description	Market Value	Percentage of Net Assets
Futures
Equity index futures
North America	$(183,236)	(0.35)%
Asia	(34,385)	(0.07)
Europe	261,201	0.50

Total equity index futures	43,580	0.08

Interest rate futures
North America	476,113	0.91
Europe	3,822	0.01

Total interest rate futures	479,935	0.92

Foreign exchange futures
North America	62,900	0.12

Total foreign exchange futures	62,900	0.12

Total futures	586,415	1.12

Swaps
Equity swaps
North America	(619,097)	(1.19)
Europe	481,096	0.92

Total equity swaps	(138,001)	(0.27)

Forwards
Foreign exchange forwards
North America	(2,818)	(0.01)
Asia	(13,839)	(0.03)
Europe	(4,917)	(0.01)

Total foreign exchange forwards	(21,574)	(0.05)

Total investments, at market value(1)	$426,840	0.80%

(1)	All such amounts are included in due from brokers on the statement of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2002 (AUDITED)

Description	Market Value	Percentage of Net Assets
Options
Interest rate swaptions
Europe	$240,933	0.53%

Total interest rate swaptions	240,933	0.53

Futures
Equity index futures
Asia	(3,382)	(0.01)

Total equity index futures	(3,382)	(0.01)

Interest rate futures
Europe	1,536	0.00

Total interest rate futures	1,536	0.00

Foreign exchange futures
North America	104,000	0.23

Total foreign exchange futures	104,000	0.23

Total futures	102,154	0.22

Forwards
Foreign exchange forwards
North America	2,042	0.00
Asia	167,459	0.38
Europe	24,348	0.05

Total foreign exchange forwards	193,849	0.43

Forward rate agreements
Europe	7,864	0.02

Total forward rate agreements	7,864	0.02

Total forwards	201,713	0.45

Total investments, at market value(1)	$544,800	1.20%

(1)	All such amounts are included in due from brokers on the statement of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2003	2002	2003	2002
Investment income
Interest	$154,882	$172,579	$301,738	$317,710

Total investment income	154,882	172,579	301,738	317,710

Investment expense
Interest	13,025	6,564	13,561	7,262
Brokerage commissions	120,318	111,928	196,629	179,402

Total investment expenses	133,343	118,492	210,190	186,664

Operating expenses
Management fee	211,633	165,392	408,438	306,647
Incentive fee	11,580	557,205	11,580	621,857
Professional fees and other	56,199	41,008	120,153	92,116

Total operating expenses	279,412	763,605	540,171	1,020,620

Net investment loss	(257,873)	(709,518)	(448,623)	(889,574)

Net realized and unrealized gains (losses) on trading activities
Net realized gain	2,512,074	5,354,815	997,003	8,174,231
Change in net unrealized appreciation (depreciation)	765,881	782,576	(63,316)	(634,645)

Net realized and unrealized gain	3,277,955	6,137,391	933,687	7,539,586

Net increase in net assets resulting from operations	$3,020,082	$5,427,873	$485,064	$6,650,012

Limited Partners’ net increase in net assets resulting from operations	$2,899,635	$5,175,184	$475,853	$6,336,476
General Partner’s net increase in net assets resulting from operations	120,447	252,689	9,211	313,536

	$3,020,082	$5,427,873	$485,064	$6,650,012

Change in Net Asset Value Per Unit	$612.66	$1,285.42	$46.81	$1,594.99

Net increase in Net Assets Per Unit	$619.18	$1,327.02	$102.86	$1,686.50

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2002

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit
	Units	Capital	Units	Capital
Partners’ Capital, December 31, 2001	3,363.810	30,035,126	196.580	1,755,258	31,790,384	$8,928.90
Net increase in net assets resulting from operations	—	7,705,191	—	374,637	8,079,828
TIC 401(k) Plan unit adjustment(a)	32.951	—	—	—	—
Capital contributions	807.515	7,624,015	—	—	7,624,015
Capital redemptions	(214.074)	(2,131,481)	—	—	(2,131,481)

Partners’ Capital, December 31, 2002(b)	3,990.202	43,232,851	196.580	2,129,895	45,362,746	$10,834.75
Net increase in net assets resulting from operations	—	475,853	—	9,211	485,064
TIC 401(k) Plan unit adjustment(a)	8.744	—	—	—	—
Capital contributions	878.760	9,280,843	—	—	9,280,843
Capital redemptions	(283.672)	(2,999,277)	—	—	(2,999,277)

Partners’ Capital, June 30, 2003(b)	4,594.034	$49,990,270	196.580	$2,139,106	$52,129,376	$10,881.56

(a)	See Note 3—Capital Accounts
(b)	See Note 3—Redemption of Units

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2003

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

Due From Brokers

Due from brokers includes unrealized gains and losses on swaps, options, futures and forward contracts (as reflected on the condensed schedules of investments), as well as cash held at brokers net of margin debt balances.

Brokerage Commissions

These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearance of derivative instruments.

Incentive Fee

The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership. Since inception of the TIC 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), TIC has waived its right to receive an incentive fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan (see Note 3).

Management Fee

The Partnership also pays TIC, for the performance of its duties, a monthly management fee equal to  1/12 of 2% (2% per annum) of the Partnership’s net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC has waived its right to receive a management fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan (see Note 3).

Foreign Currency Translation

The functional currency of the Partnership is the United States dollar. All other currencies are considered to be foreign. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the closing rate of exchange as reported by a major international bank. Purchases and sales of investments, and income and expenses denominated in currencies other than U.S. dollars, are translated at the rates of exchange on the respective dates of such transactions. Included in cash and due from brokers at June 30, 2003 and December 31, 2002 were non-US dollar currency balances with values of approximately $2.5 million and $1.2 million.

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

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For entities defined as “nonpublic companies,” which includes the Partnership, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership will adopt SFAS 150 on January 1, 2004. As a result of adopting the new standard, the Partnership will reclassify those Partner Units that are redeemable upon an event certain (e.g., the death of the Partner) to liabilities from equity. Adoption of SFAS 150 will affect the Partnership’s financial position as a result of the reclassification, but it will have no impact on the value of Partner Units or on the results of operations.

3. Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of July 1, 2003 and January 1, 2003 was $9,949,861 and $8,670,935.

The minimum subscription amount is $1,000 for new Limited Partners. Additional capital contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective quarter.

Pending Partner Additions

Pending partner additions is comprised of cash received prior to the end of the fiscal period indicated for which units were issued on July 1, 2003 and January 1, 2003. Pending partner additions do not participate in the earnings or losses of the Partnership until the related units are issued.

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

5. Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only foreign exchange forward counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, approximately 4% of the Partnership’s net assets. At June 30, 2003 and December 31, 2002, the amounts on deposit with BPL were $1,987,121 (including $21,575 in unrealized losses) and $2,121,666 (including $193,849 in unrealized gains). The Partnership earned interest income of $4,511 and $9,415 for the three and six months ended June 30, 2003 and $5,934 and $10,749 for the three and six months ended June 30, 2002, from deposits of collateral with BPL.

TIC receives incentive and management fees as compensation for acting as trading advisor (Note 2).

6. Risk Management

Market Risk Management

The Partnership maintains positions in derivative instruments that trade both on exchanges and “over-the-counter” (“OTC”). The Partnership is subject to credit risk and changes in market value associated with the financial instruments that are traded. In conjunction with proprietary and other customer accounts, TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal internal control procedures that are reviewed on an ongoing basis.

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

TIC evaluates the positions taken by the Partnership in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two quarters of historical data, a one day holding period, and a 99% confidence level.

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

7. Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of June 30, 2003, the Partnership pledged $1,172,000 of cash collateral and no cash collateral had been received. As of December 31, 2002, the Partnership had pledged $10,000 of cash collateral and no cash collateral had been received. The Partnership records cash collateral posted in due from brokers.

8. Financial Highlights

The following represents financial highlights of the Partnership for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
Per unit operating performance:
Net asset value per unit, beginning of the period	$10,268.90	$10,834.75	$9,238.47	$8,928.90
Income from investment operations:
Net investment loss	(63.68)	(65.38)	(216.18)	(275.70)
Net realized and unrealized gain	676.34	112.19	1,501.60	1,870.69

Total from investment operations	612.66	46.81	1,285.42	1,594.99

Net asset value per unit, June 30, 2003	$10,881.56	$10,881.56	$10,523.89	$10,523.89

Total return:
Total return before incentive fee	6.00%	0.46%	15.74%	20.03%
Incentive fee	(0.03)%	(0.03)%	(1.83)%	(2.17)%

Total return after incentive fee	5.97%	0.43%	13.91%	17.86%

Ratios to average net assets:
Net investment loss before incentive fee	(0.58)%	(1.06)%	(0.48)%	(0.89)%
Incentive fee	(0.03)%	(0.03)%	(1.72)%	(2.02)%

Net investment loss after incentive fee	(0.61)%	(1.09)%	(2.20)%	(2.91)%

Expenses before incentive fee	0.88%	1.66%	0.91%	1.73%
Incentive fee	0.03%	0.03%	1.72%	2.02%

Total expenses and incentive fee	0.91%	1.69%	2.63%	3.75%

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding TIC 401(K) plan net assets, units and related income and expenses—see Note 2) for the three and six months ended June 30, 2003 and June 30, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three and six months ended June 30, 2003 and June 30, 2002. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions; the total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that it is not charged management or incentive fees (see Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the partners’ capital for such period.

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

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“L.P. Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“G.P. Units” and collectively with L.P. Units, “Units”) for $400,000. From inception through July 1, 2003, the Partnership received total Limited Partner subscriptions and contributions of $58,232,171 and had total withdrawals (inclusive of trading gains) of $39,685,290. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on June 30, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of July 1, 2003 was $2,139,106 representing approximately 4% of the Partnership’s equity. At July 1, 2003, the Partnership had a total of 153 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 2003 of $5,162,743. The TIC 401(k) Plan’s equity in the Partnership as of July 1, 2003 was $9,949,861 representing approximately 18.91% of the Partnership’s equity or approximately 21.20 % excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of L.P. Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, Bellwether Partners LLC (“BPL”) does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the quarter ended June 30, 2003 were positive across a range of markets and instruments. The Partnership benefited with positions in currencies and fixed income as the US dollar rebounded after hitting all time lows against the Euro, while fixed income markets were significantly impacted as the Federal Reserve lowered its target rates for federal funds to 1 percent.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2002

The Partnership reported a net increase in net assets resulting from operations of $3,020,082 and $485,064 for the three and six months ended June 30, 2003 compared to a net increase in net assets resulting from operations of $5,427,873 and $6,650,012 for the three and six months ended June 30, 2002.

The following table compares Net Asset Value per Unit for the three and six months ended June 30, 2003 and 2002:

	Net Asset Value per Unit	Change in Net Asset Value Per Unit
		Three Months Ended June 30		Six Months Ended June 30
June 30, 2003	$10,881.56	$612.66	5.97%	$46.81	0.43%
June 30, 2002	$10,523.89	$1,285.42	13.91%	$1,594.99	17.86%

INVESTMENT INCOME

Interest income for the three and six months ended June 30, 2003 was $154,882 and $301,738 compared to the three and six months ended June 30, 2002 of $172,579 and $317,710. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income will fluctuate with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the three and six months ended June 30, 2003 was $13,025 and $13,561 compared to the three and six months ended June 30, 2002 of $6,564 and $7,262. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the three and six months ended June 30, 2003 was $120,318 and $196,629 compared to the three and six months ended June 30, 2002 of $111,928 and $179,402. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the period. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the three and six months ended June 30, 2003 were $211,633 and $408,438 compared to the three and six months ended June 30, 2002 of $165,392 and $306,647. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees was due to the overall increase in assets under management.

Incentive fees for the three and six months ended June 30, 2003 were $11,580 compared to the three and six months ended June 30, 2002 of $557,205 and $621,857. No incentive fees were earned during the first quarter of 2003. Incentive fees will fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership.

Professional fees and other expenses for the three and six months ended June 30, 2003 were $56,199 and $120,153 compared to the three and six months ended June 30, 2002 of $41,008 and $92,116. The increase in professional fees and other expenses was primarily due to additional services rendered by the Partnership’s administrative, legal, accounting and audit providers.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three and six months ended June 30, 2003 and 2002:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Exchange traded :
Interest rate futures and options	$1,537	$918	$763	$2,562
Foreign exchange futures	57	165	48	162
Commodity futures	75	—	75	—
Equity index futures	(363)	1,852	(1,339)	1,567
Over-the-counter contracts:
Foreign exchange forwards and options	2,086	3,303	2,055	3,409
Commodity swaps	(22)	(131)	(305)	(29)
Equity index swaps	(157)	(97)	(242)	(334)
Forward rate agreements	—	—	(16)	—
Interest rate swaps	—	—	(35)	—
Non-financial derivative instruments	(55)	15	(267)	23

Total	$3,158	$6,025	$737	$7,360

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

	Three Months Ended,		Six Months Ended,
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net realized and unrealized gains on trading activities as a percentage of average Net Assets	6.4%	15.4%	1.9%	20.3%
Brokerage commissions and fees as a percentage of average Net Assets	0.2%	0.3%	0.4%	0.5%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	0.4%	9.1%	1.2%	8.2%

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

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $45,894,258 and $45,498,833 represented approximately 87% and 93% of the Partnership’s assets as of June 30, 2003 and December 31, 2002. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

The Partnership is currently open to new subscriptions and contributions, which can be made quarterly. Periodically, the Partnership opens up subscriptions and contributions on a monthly basis. Such subscriptions and contributions are limited to employees of TIC and its principals or its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

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

NEW ACCOUNTING PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For entities defined as “nonpublic companies,” which includes the Partnership, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership will adopt SFAS 150 on January 1, 2004. As a result of adopting the new standard, the Partnership will reclassify those Partner Units that are redeemable upon an event certain (e.g., the death of the Partner) to liabilities from equity. Adoption of SFAS 150 will affect the Partnership’s financial position as a result of the reclassification, but it will have no impact on the value of Partner Units or on the results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk Management

The Partnership maintains positions in derivative instruments that trade both on exchanges and “over-the-counter” (“OTC”). The Partnership is subject to credit risk and changes in market value associated with the financial instruments that are traded. In conjunction with proprietary and other customer accounts, TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal internal control procedures that are reviewed on an ongoing basis.

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

The following table illustrates the VaR for each component of market risk as of June 30, 2003 and December 31, 2002. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	June 30, 2003	December 31, 2002
Interest rate derivatives	$133,258	$152,864
Foreign exchange derivatives	187,164	332,771
Equity index derivatives	571,621	327,531
Correlation offset(1)	(674,043)	(472,865)

Aggregate VaR	$218,000	$340,301

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the three risk factors . This offset arises due to the correlation that exists in the individual items being aggregated.

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

The following table illustrates the Partnership’s high, low and average daily VaR during the periods ended June 30, 2003 and December 31, 2002 for each component of market risk noted above:

	June 30, 2003			December 31, 2002
Risk Factors	High(2)	Low(2)	Average	High(2)	Low(2)	Average
Interest rate derivatives	$1,102,534	$114,740	$215,196	$1,051,417	$65,021	$303,459
Foreign exchange derivatives	489,019	114,123	300,008	1,424,552	203,257	500,126
Equity index derivatives	759,747	165,731	384,781	643,822	116,945	173,499
Non-financial derivative instruments	2,206	54,717	45,040	173,062	77,579	68,328
Correlation offset(1)	(1,245,506)	(288,311)	(395,025)	(1,770,951)	(333,043)	(411,412)

Aggregate VaR	$1,108,000	$161,000	$550,000	$1,521,902	$129,759	$634,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors . This offset arises due to the correlation that exists in the individual items being aggregated.
(2)	The balances shown for each component of market risk represent their daily VARs on the day that the Partnership experienced its highest and lowest daily VAR during the period.

At June 30, 2003, the Partnership’s primary market exposure was to equity index derivatives.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At June 30, 2003 the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

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

TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. TIC attempts to reduce the credit risk of the Partnership by establishing protective credit terms in its legal trade documentation (i.e., ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

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

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on June 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 13,920 Units having an aggregate value of $58,232,171 have been sold through July 1, 2003.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

The Partnership has included in this Form 10-Q filing, and from time to time its management may make, statements which may constitute forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts but instead represent only the Partnership’s beliefs regarding future events, many of which, by their nature, are inherently uncertain and outside of the Partnership’s or its management’s control. Statements preceded by, followed by, or that include the words “expect,” “will,” “may,” “could,” “intend,” “anticipate,” “believe,” and “should”, involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements, or those of the industry in which the Partnership operates, to be materially different from any expected future results, performance or achievements expressed or implied in these forward-looking statements. It is possible that actual results may differ, possibly materially, from the anticipated results indicated in these forward-looking statements. Important factors that could cause actual results to differ from those in the Partnership’s specific forward-looking statements include:

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

Additional information regarding these and other important factors that could cause actual results to differ from those in the Partnership’s forward-looking statements is contained in the Partnership’s Form 10-K for the fiscal year ended December 31, 2002. The Partnership hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Partnership’s forward looking statements are contained in the Partnership’s periodic filings with the Securities & Exchange Commission.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.1 Certification Pursuant to Exchange Act Rules 13A-15(e) and 15D-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Exchange Act Rules 13A-15(e) and 15D-15(e), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 2003.

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

August 14, 2003