Form 10-Q
period 2003-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 2003-11-14
CIK 861895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 9/30/03

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

TUDOR FUND FOR EMPLOYEES L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	SEPTEMBER 30, 2003	DECEMBER 31, 2002
	(UNAUDITED)	(AUDITED)
Assets:
Cash and cash equivalents	$49,335,264	$45,498,833
Due from brokers	8,894,070	3,257,380

Total assets	$58,229,334	$48,756,213

Liabilities and partners’ capital:

Liabilities:
Pending partner additions	$942,986	$2,595,000
Redemptions payable	1,054,541	332,259
Incentive fee payable	482,958	107,676
Management fee payable	148,376	123,057
Accrued professional fees and other	203,770	235,475

Total liabilities	2,832,631	3,393,467

Partners’ capital:
Limited Partners, 20,000 units authorized and 4,487.650 and 3,990.202 issued and outstanding at September 30, 2003 and December 31, 2002	53,071,906	43,232,851
General Partner, 196.580 units issued and outstanding at September 30, 2003 and December 31, 2002	2,324,797	2,129,895

Total partners’ capital	55,396,703	45,362,746

Total liabilities and partners’ capital	$58,229,334	$48,756,213

Net asset value per unit	$11,826.21	$10,834.75

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2003 (UNAUDITED)

Description	Market Value	Percentage of Net Assets
Options

Commodity future options	$5,610	0.01%

Metal options	102,986	0.19

Total options	108,596	0.20

Futures
Equity index futures
North America	(29,046)	(0.05)
Asia	(1,077)	0.00
Europe	695,681	1.25

Total equity index futures	665,558	1.20

Interest rate futures
North America	145,563	0.26
Europe	558,994	1.01

Total interest rate futures	704,557	1.27

Foreign exchange futures	(2,720)	0.00

Commodity futures	49,640	0.09

Total futures	1,417,035	2.56

Swaps
Equity swaps
North America	(808,696)	(1.46)
Europe	564,721	1.02

Total equity swaps	(243,975)	(0.44)

Commodity swaps	(28,305)	(0.05)

Total swaps	(272,280)	(0.49)

Forwards
Foreign exchange forwards	257,110	0.46
Metal forwards	(26,678)	(0.05)

Total forwards	230,432	0.41

Total investments, at market value(1)	$1,483,783	2.68%

(1)	All such amounts are included in due from brokers on the statement of financial condition.

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

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2003	2002	2003	2002
Investment income
Interest	$136,473	$189,599	$438,211	$507,309

Total investment income	136,473	189,599	438,211	507,309

Investment expenses
Interest	10,279	3,471	23,840	10,733
Brokerage commissions	88,215	75,480	284,844	254,882

Total investment expenses	98,494	78,951	308,684	265,615

Operating expenses
Management fee	218,074	172,607	626,512	479,255
Incentive fee	482,958	—	494,538	621,857
Professional fees and other	75,879	121,398	196,032	213,513

Total operating expenses	776,911	294,005	1,317,082	1,314,625

Net investment loss	(738,932)	(183,357)	(1,187,555)	(1,072,931)

Net realized and unrealized gains (losses) on trading activities
Net realized gain	4,501,619	242,353	5,498,622	8,416,584
Change in net unrealized appreciation (depreciation)	903,744	(819,403)	840,428	(1,454,048)

Net realized and unrealized gains (losses)	5,405,363	(577,050)	6,339,050	6,962,536

Net increase (decrease) in net assets resulting from operations	$4,666,431	$(760,407)	$5,151,495	$5,889,605

Limited Partners’ net increase (decrease) in net assets resulting from operations	$4,480,740	$(722,495)	$4,956,593	$5,613,981
General Partner’s net increase (decrease) in net assets resulting from operations	185,691	(37,912)	194,902	275,624

	$4,666,431	$(760,407)	$5,151,495	$5,889,605

Change in Net Asset Value Per Unit	$944.65	$(192.85)	$991.46	$1,402.14

Net increase (decrease) in Net Assets Per Unit	$968.99	$(183.17)	$1,084.76	$1,467.81

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2002 (AUDITED)

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit
	Units	Capital	Units	Capital
Partners’ Capital, December 31, 2001	3,363.810	$30,035,126	196.580	$1,755,258	$31,790,384	$8,928.90
Net increase in net assets resulting from operations	—	7,705,191	—	374,637	8,079,828
TIC 401(k) Plan unit adjustment(a)	32.951	—	—	—	—
Capital contributions	807.515	7,624,015	—	—	7,624,015
Capital redemptions	(214.074)	(2,131,481)	—	—	(2,131,481)

Partners’ Capital, December 31, 2002(b)	3,990.202	43,232,851	196.580	2,129,895	45,362,746	$10,834.75
Net increase in net assets resulting from operations	—	4,956,593	—	194,902	5,151,495
TIC 401(k) Plan unit adjustment(a)	22.964	—	—	—	—
Capital contributions	923.337	9,765,915	—	—	9,765,915
Capital redemptions	(448.853)	(4,883,453)	—	—	(4,883,453)

Partners’ Capital, September 30, 2003(b)	4,487.650	$53,071,906	196.580	$2,324,797	$55,396,703	$11,826.21

(a)	See Note 3—Capital Accounts

(b)	See Note 3—Redemption of Units

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2003

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

Due From Brokers

Due from brokers includes options market value and unrealized gains and losses on futures, swaps and forward contracts (as reflected on the condensed schedules of investments), as well as cash held at brokers net of margin debt balances.

Brokerage Commissions

These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearance of derivative instruments.

2. Summary of Significant Accounting Policies (continued)

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

Foreign Currency Translation

The functional currency of the Partnership is the United States dollar. All other currencies are considered to be foreign. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the closing rate of exchange as reported by a major international bank. Purchases and sales of investments, and income and expenses denominated in currencies other than U.S. dollars, are translated at the rates of exchange on the respective dates of such transactions. Included in cash and due from brokers at September 30, 2003 and December 31, 2002 were non-US dollar currency balances with values of approximately $2.4 million and $1.2 million.

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

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public entities” under SFAS 150, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership will adopt SFAS 150 on January 1, 2004. As a result of adopting the new standard, the Partnership will reclassify those Partner Units that are redeemable upon an event certain (e.g., the death of the Partner) to liabilities from equity with subsequent returns on such units reflected on the statement of operations. Adoption of SFAS 150 will affect the presentation of the Partnership’s financial position and ratios to average net assets as a result of the reclassification, but it will have no impact on the value of Partner Units.

3. Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net assets are determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of October 1, 2003 and January 1, 2003 was $10,925,911 and $8,670,935.

The minimum subscription amount is $1,000 for new Limited Partners. Additional capital contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective quarter.

Pending Partner Additions

Pending partner additions is comprised of cash received prior to the end of the fiscal period indicated for which units were issued on October 1, 2003 and January 1, 2003. Pending partner additions do not participate in the earnings or losses of the Partnership until the related units are issued.

Redemptions Payable

Units are redeemable at the discretion of each Limited Partner, within limits and subject to the terms of the Limited Partnership Agreement. Effective July 31, 2002, redemptions of units may be made as of the last business day of any month subject to the following restrictions. Redemptions occurring on any month-end which is also a calendar quarter-end require written notice of redemption that must be received by the General Partner at least five business days in advance of such redemption. Redemptions occurring on any month-end which is not a calendar quarter-end, require written notice of redemption that must be received by the General Partner at least 15 calendar days in advance of such redemption. Prior to July 31, 2002, redemptions could be made only as of the last business day of any quarter upon five business days advance notice. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any month, as defined in the Limited Partnership Agreement. Partial redemptions of units which would reduce the net asset value of a Limited Partner’s unredeemed units to less than the minimum investment then required of new Limited Partners or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation.

4. Income Taxes

The Partnership has not made any provisions for U.S. federal, state and local income taxes since the partners are responsible for reporting income or loss based upon their respective share of revenue and expense.

5. Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only foreign exchange forward counterparty and does not charge commissions for transacting the Partnership’s foreign exchange contracts. In addition, BPL does not charge commissions for transacting the Partnership’s commodity forward contracts. The Partnership typically has on deposit with BPL, as collateral for forward contracts, approximately 4% of the Partnership’s net assets. At September 30, 2003 and December 31, 2002, the amounts on deposit with BPL were $2,081,861 (including $249,700 in unrealized gains) and $2,121,666 (including $193,849 in unrealized gains). The Partnership earned interest income of $4,464 and $13,879 for the three and nine months ended September 30, 2003 and $6,780 and $17,529 for the three and nine months ended September 30, 2002, from deposits of collateral with BPL.

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

TIC evaluates the positions taken by the Partnership in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two quarters of historical data, a one day holding period, and a 99% confidence level.

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

7. Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of September 30, 2003, the Partnership pledged $1,292,000 of cash collateral and no cash collateral had been received. As of December 31, 2002, the Partnership had pledged $10,000 of cash collateral and no cash collateral had been received. The Partnership records cash collateral posted in due from brokers.

8. Financial Highlights

The following represents financial highlights of the Partnership for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003	Three Months Ended September 30, 2002		Nine Months Ended September 30, 2002
Per unit operating performance:
Net asset value per unit, beginning of the period	$10,881.56	$10,834.75	$10,523.89		$8,928.90
Income from investment operations:
Net investment loss	(189.69)	(291.66)	(53.97)		(332.29)
Net realized and unrealized gain (loss)	1,134.34	1,283.12	(138.88)		1,734.43

Total from investment operations	944.65	991.46	(192.85)		1,402.14

Net asset value per unit, September 30, 2003	$11,826.21	$11,826.21	$10,331.04		$10,331.04

Total return:
Total return before incentive fee	9.81%	10.34%	(1.83	) %	17.92%
Incentive fee	(1.13)%	(1.19)%	0.00%		(2.22)%

Total return after incentive fee	8.68%	9.15%	(1.83)%		15.70%

Ratios to average net assets:
Net investment loss before incentive fee	(0.58)%	(1.64)%	(0.52)%		(1.44)%
Incentive fee	(1.13)%	(1.19)%	0.00%		(1.97)%

Net investment loss after incentive fee	(1.71)%	(2.83)%	(0.52)%		(3.41)%

Expenses before incentive fee	0.84%	2.49%	0.97%		2.74%
Incentive fee	1.13%	1.19%	0.00%		1.97%

Total expenses and incentive fee	1.97%	3.68%	0.97%		4.71%

The per unit operating performance and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding TIC 401(K) plan net assets, units and related income and expenses—see Note 2) for the three and nine months ended September 30, 2003 and September 30, 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three and nine months ended September 30, 2003 and September 30, 2002. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions; the total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that it is not charged management or incentive fees (see Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the partners’ capital for such period.

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

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“L.P. Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“G.P. Units” and collectively with L.P. Units, “Units”) for $400,000. From inception through October 1, 2003, the Partnership received total Limited Partner subscriptions and contributions of $59,175,157 and had total withdrawals (inclusive of trading gains) of $41,569,467. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on September 30, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of October 1, 2003 was $2,324,797 representing approximately 4% of the Partnership’s equity. At October 1, 2003, the Partnership had a total of 150 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 2003 of $5,265,729. The TIC 401(k) Plan’s equity in the Partnership as of October 1, 2003 was $10,925,911 representing approximately 19.39 % of the Partnership’s equity or approximately 21.46 % excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of L.P. Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, Bellwether Partners LLC (“BPL”) does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the quarter ended September 30, 2003 were positive across a range of markets and instruments. The Partnership benefited from positions held in currencies and fixed income as the US dollar weakened against several countries, while long term interest rates in Japan reached new highs. The Partnership also benefited from strategies in the European equity market as equity indices exhibited a sharp decline during the quarter.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002

The Partnership reported a net increase in net assets resulting from operations of $4,666,431 and $5,151,495 for the three and nine months ended September 30, 2003 compared to a net increase (decrease) in net assets resulting from operations of $(760,407) and $5,889,605 for the three and nine months ended September 30, 2002.

The following table compares Net Asset Value per Unit for the three and nine months ended September 30, 2003 and 2002:

	Net Asset Value per Unit	Change in Net Asset Value Per Unit
		Three Months Ended September 30		Nine Months Ended September 30
September 30, 2003	$11,826.21	$944.65	8.68%	$991.46	9.15%
September 30, 2002	$10,331.04	$(192.85)	(1.83)%	$1,402.14	15.70%

INVESTMENT INCOME

Interest income for the three and nine months ended September 30, 2003 was $136,473 and $438,211 compared to the three and nine months ended September 30, 2002 of $189,599 and $507,309. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income will fluctuate with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the three and nine months ended September 30, 2003 was $10,279 and $23,840 compared to the three and nine months ended September 30, 2002 of $3,471 and $10,733. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the three and nine months ended September 30, 2003 was $88,215 and $284,844 compared to the three and nine months ended September 30, 2002 of $75,480 and $254,882. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the period. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the three and nine months ended September 30, 2003 were $218,074 and $626,512 compared to the three and nine months ended September 30, 2002 of $172,607 and $479,255. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees of approximately 26% and 31% was due to the overall increase in assets under management of 25% and 31%.

Incentive fees for the three and nine months ended September 30, 2003 were $482,958 and $494,538 compared to the three and nine months ended September 30, 2002 of $0 and $621,857. Incentive fees will fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership.

Professional fees and other expenses for the three and nine months ended September 30, 2003 were $75,879 and $196,032 compared to the three and nine months ended September 30, 2002 of $121,398 and $213,513. Professional fees and other expenses remained relatively stable for the three and nine months ended September 30, 2003 as compared to 2002.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Exchange traded :
Interest rate futures and options	$2,509	$(927)	$3,272	$1,635
Foreign exchange futures	142	(3)	190	159
Commodity futures and options	123	—	198	—
Equity index futures	663	(575)	(676)	992
Over-the-counter contracts:
Foreign exchange forwards and options	1,542	793	3,597	4,202
Commodity swaps	(30)	62	(335)	33
Equity index swaps	(93)	—	(335)	(334)
Forward rate agreements	—	—	(16)	—
Interest rate swaps	—	150	(35)	150
Non-financial derivative instruments	461	(152)	194	(129)

Total	$5,317	$(652)	$6,054	$6,708

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

	Three Months Ended,		Nine Months Ended,
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net realized and unrealized gains (losses) on trading activities as a percentage of average Net Assets	10.2%	(1.3)%	12.6%	18.0%
Brokerage commissions and fees as a percentage of average Net Assets	0.2%	0.2%	0.6%	0.7%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	8.9%	0.0%	7.8%	8.9%

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

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $49,335,264 and $45,498,833 represented approximately 85% and 93% of the Partnership’s assets as of September 30, 2003 and December 31, 2002. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

NEW ACCOUNTING PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public” entities under SFAS 150, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership will adopt SFAS 150 on January 1, 2004. As a result of adopting the new standard, the Partnership will reclassify those Partner Units that are redeemable upon an event certain (e.g., the death of the Partner) to liabilities from equity with subsequent returns on such units reflected on the statement of operations. Adoption of SFAS 150 will affect the presentation of the Partnership’s financial position and ratios to average net assets as a result of the reclassification, but it will have no impact on the value of Partner Units.

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

The following table illustrates the VaR for each component of market risk as of September 30, 2003 and December 31, 2002. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	September 30, 2003	December 31, 2002
Interest rate derivatives	$367,352	$152,864
Foreign exchange derivatives	849,956	332,771
Equity index derivatives	668,549	327,531
Non-financial derivative instruments	673,085	—
Correlation offset(1)	(1,828,942)	(472,865)

Aggregate VaR	$730,000	$340,301

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors .. This offset arises due to the correlation that exists in the individual items being aggregated.

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

The following table illustrates the Partnership’s high, low and average daily VaR during the nine and twelve months ended September 30, 2003 and December 31, 2002 for each component of market risk noted above:

	September 30, 2003			December 31, 2002
Risk Factors	High(2)	Low(2)	Average	High(2)	Low(2)	Average
Interest rate derivatives	$492,705	$114,740	$177,001	$1,051,417	$65,021	$303,459
Foreign exchange derivatives	734,244	114,123	275,066	1,424,552	203,257	500,126
Equity index derivatives	860,744	165,731	282,908	643,822	116,945	173,499
Non-financial derivative instruments	315,690	54,717	160,535	173,062	77,579	68,328
Correlation offset(1)	(565,383)	(288,311)	(252,510)	(1,770,951)	(333,043)	(411,412)

Aggregate VaR	$1,838,000	$161,000	$643,000	$1,521,902	$129,759	$634,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors . This offset arises due to the correlation that exists in the individual items being aggregated.
(2)	The balances shown for each component of market risk represent their daily VARs on the day that the Partnership experienced its highest and lowest daily VAR during the period.

At September 30, 2003, the Partnership’s primary market exposure was to foreign exchange, equity index, and non-financial derivatives.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At September 30, 2003 the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

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

The Partnership’s exposure in non-financial derivative instruments was primarily attributable to trading in metals and grains.

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

Credit Risk Management

Derivative instruments are bilateral agreements that result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. OTC derivatives are settled with individual counterparties and, therefore, present potential credit risk exposure. TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, that meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at highly credit rated banks and securities dealers.

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

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, of the effectiveness of the design and operation of the Partnership’s disclosure controls and procedures. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on September 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on September 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 13,999 Units having an aggregate value of $59,175,157 have been sold through October 1, 2003.

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

The Partnership did not file any reports on Form 8-K during the three months ended September 30, 2003.

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

November 14, 2003