Form 10-K
period 2003-12-31
TUDOR FUND FOR EMPLOYEES LP
filed 2004-03-30
CIK 861895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

N/A

(Title of class)

N/A

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

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

Partnership’s Registration Statement on Form S-1, File No. 333-52543, dated June 9, 1998 (the “Registration Statement”)(Certain Exhibits are incorporated by reference in Part IV)

Prospectus Supplement, dated May 18, 1999 (Part I and Part II)

Post-Effective Amendment No. 1 to the Registration Statement, filed May 27, 1999 (Certain Exhibits are incorporated by reference in Part IV)

Prospectus, dated June 18, 1999 (Part I and Part II)

Prospectus Supplement, dated March 21, 2000 (Part I and Part II)

Post-Effective Amendment No. 2 to the Registration Statement, filed May 25, 2000 (Certain Exhibits are incorporated by reference in Part IV)

Prospectus, dated June 15, 2000 (Part I and Part II)

Prospectus Supplement, dated March 9, 2001 (Part I and Part II)

Post-Effective Amendment No. 3 to the Registration Statement, filed May 17, 2001 (Certain Exhibits are incorporated by reference in Part IV)

Prospectus, dated June 14, 2001 (Part I and Part II)

Prospectus Supplement, dated March 8, 2002 (Part I and Part II)

Post-Effective Amendment No. 4 to the Registration Statement, filed May 14, 2002 (Certain Exhibits are incorporated by reference in Part IV)

Prospectus, dated June 14, 2002 (Part I and Part II)

Prospectus Supplement, dated March 21, 2003 (Part I and Part II)

Post-Effective Amendment No. 5 to the Registration Statement, filed May 21, 2003 (Certain Exhibits are incorporated by reference in Part IV)

Prospectus, dated June 9, 2003 (Part I and Part II)

Prospectus Supplement, dated March 24, 2004 (Part I and Part II)

TUDOR FUND FOR EMPLOYEES L.P.

2003 FORM 10-K

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

In connection with a public offering of 10,000 units of Limited Partnership Interest (“LP Units”) (together with units of General Partnership Interest issued to the General Partner (“GP Units”)), an S-1 Registration Statement was filed with the Securities and Exchange Commission on June 20, 1990. Beginning on June 22, 1990, the Partnership solicited initial subscriptions for LP Units at an offering price of $1,000 per LP Unit, with a minimum subscription of $1,000. At the initial closing held on July 2, 1990, the Partnership sold a total of 421 LP Units for an aggregate capital contribution of $421,000 and 400 GP Units for an aggregate capital contribution of $400,000 and commenced trading activities. The Partnership registered an additional 10,000 LP Units pursuant to an S-1 Registration Statement (the “Registration Statement”) that became effective on June 9, 1998.

LP Units are offered for sale on a continuous basis (the “Continuing Offering”) at quarterly closings at a purchase price equal to 100% of the Net Asset Value per LP Unit as of the opening of business on the first business day of the month in which the General Partner accepts the subscription. The minimum subscription is $1,000. Amounts in excess of this minimum must be contributed in increments of $1,000.

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

Other responsibilities of the General Partner include, but are not limited to, the following: determining whether the Partnership will make distributions; administering redemptions of LP Units; preparing account statements, filings, registrations and other documents required by applicable regulatory bodies, exchanges, or boards; depositing the Partnership’s assets in an account or accounts at banks or brokers selected by the General Partner; directing the investment of the Partnership’s assets; executing various documents on behalf of the Partnership and the Limited Partners; and supervising the liquidation of the Partnership, if an event causes the termination of the Partnership to occur.

Professional fees and other.

The Partnership pays ordinary administrative expenses, including the ordinary and recurring legal, accounting and auditing expenses incurred in connection with preparing and printing reports and tax information for Limited Partners and regulatory bodies, and mailing costs and filing fees. Such expenses were $263,587, $301,570 and $143,721 for the years ended December 31, 2003, 2002 and 2001, respectively.

Compensation of the Trading Advisor.

Pursuant to the Management Agreement, the Partnership pays TIC a quarterly incentive fee equal to 12% of the Trading Profits earned as of the end of each fiscal quarter and pays a monthly management fee equal to 1/12 of 2% of the Net Assets (a 2% annual rate) calculated as of the end of each month. TIC does not receive incentive and management fees attributable to LP Units held at the beginning of each month by the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”).

The General Partner estimates that, considering the above charges, the Partnership may have to generate gross trading profits of up to approximately 2% of the Partnership’s average annual Net Assets, depending on trading volume and the interest income it receives, simply to break even. It is contemplated that the greatest of these charges will be brokerage commissions (estimated at up to approximately 1% of the Partnership’s average annual Net Assets) even though the General Partner endeavors to negotiate rates that are reasonable based on comparable industry standards.

Futures Brokers.

The Partnership’s commodity trading accounts are carried by its futures brokers including Barclays Capital, Inc., Bear Stearns Securities Corp., Cargill Investor Services, Inc., Goldman, Sachs & Co., J.P. Morgan Futures, Inc., Lehman Brothers Inc., Merrill Lynch Futures Inc., Morgan Stanley & Co., Prudential Securities Incorporated, and UBS Securities LLC. The General Partner in its sole discretion may at any time appoint new commodity brokers. The commodity brokers are responsible for holding and maintaining the Partnership’s funds, commodities and other property; executing and/or clearing trades for the Partnership’s accounts; and performing other record keeping and preparing and transmitting to the Partnership daily confirmations of transactions and monthly statements of account, calculating equity balances and margin requirements for the Partnership’s account and other similar administrative functions.

Foreign Exchange Dealer.

The Partnership engages in the trading of foreign exchange forward and metal forward contracts with Bellwether Partners LLC, a Delaware limited liability company (“BPL”) which is an affiliate of both the General Partner and TIC. BPL does not charge commissions for transacting the Partnership’s foreign exchange and metal forward contracts.

Regulation.

Congress enacted the Commodity Exchange Act, as amended, (the “CE Act”) to regulate trading in commodity interests, the exchanges on which they are traded, the individual brokers who are members of such exchanges and the commodity professionals and commodity brokerage houses that trade in these commodity interests. The Commodity Futures Trading Commission (“CFTC”) is an independent federal agency which administers the CE Act and is authorized to promulgate rules thereunder. Under the CE Act, the CFTC is empowered, among other things, to (i) hear and adjudicate customer complaints against all individuals and firms registered or subject to registration under the CE Act; (ii) seek injunctions and restraining orders; (iii) issue orders to cease and desist; and (iv) levy substantial fines. Transactions in spot or forward contracts on exchanges located outside the United States may not be within the jurisdiction of the CFTC, and to the extent that the Partnership engages in such transactions, it may be engaging in “unregulated” transactions.

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

(b) FINANCIAL INFORMATION ABOUT SEGMENTS.

The Partnership’s business constitutes only one segment, a speculative commodity pool, for financial reporting purposes. (See “Net increase in net assets resulting from operations” contained in Item 6, “Selected Financial Data” appearing elsewhere in this report.)

(c) NARRATIVE DESCRIPTION OF BUSINESS.

(1) See discussion under Item 1 (a) above. (i)—(ix): Not applicable.

(x) Competition.

The Partnership experiences and will continue to experience competition from publicly and privately offered commodity pools and other investment funds, such as mutual funds. The Partnership also competes with other customers of TIC and with affiliates of the General Partner that trade proprietary trading accounts. Under TIC’s trading method, all commodity-only accounts under management are generally traded in a parallel fashion, with substantially equivalent trades made for all accounts on a proportional basis (other than proprietary accounts which may be more leveraged). When TIC trades commodity interest contracts on behalf of an affiliate, an investment pool or a customer with narrower or broader investment parameters, hedging, loss reduction, arbitrage and similar strategies often mandate that such accounts be traded in a manner that is not parallel with commodity-only accounts. Thus, the Partnership is in competition with such accounts for the same or similar positions at a particular time in a particular market. The widespread utilization of trend-based and technical computerized trading methods by many participants in the commodities markets causes similar trades to be made at or about the same time which increases competition for the Partnership as described above.

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

The Partnership trades in markets in competition with other traders whose assets are greater than the Partnership’s assets.

(xi) - (xii): Not applicable.

(xiii): The Partnership has no employees; however, the General Partner has arranged for TIC to provide certain management and administrative responsibilities.

(d) FINANCIAL INFORMATION ABOUT GEOGRAPHIC AREAS.

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

To date, there have been no items which have been presented to the LP Unit holders.

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

Limited Partners may redeem some or all of their respective LP Units at the end of each calendar month. Redemption of LP Units in $1,000 increments and full redemption by a Limited Partner of all of its LP Units are made at 100% of the Net Asset Value per Unit effective as of the last business day of any month as defined in the Limited Partnership Agreement. Partial redemptions of LP Units which would reduce the Net Asset Value of a Limited Partner’s unredeemed LP Units to less than the minimum investment then required of new Limited Partners’ or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation.

(b) USE OF PROCEEDS.

The Partnership initially registered 10,000 LP Units pursuant to a registration statement (Commission file number 33-33982) that was declared effective on June 22, 1990. The Partnership registered an additional 10,000 LP Units on June 9, 1998 (Commission file number 333-52543). Of the 20,000 LP Units that have been registered, 12,422 LP Units having an aggregate value of $42,917,302 have been sold through January 1, 2002, 13,237 LP Units having an aggregate value of $51,061,256 had been sold through January 1, 2003 and 14,173 LP Units having an aggregate value of $61,220,684 had been sold through January 1, 2004. At January 1, 2004 the Partnership had a total of 153 Limited Partners. The proceeds from the sale of new LP Units were used in connection with the Partnership’s investment activities.

ITEM 6. SELECTED FINANCIAL DATA.

	2003	2002	2001	2000	1999
Net investment income (loss)	$(1,422,682)	$(1,397,063)	$(372,075)	$178,314	$163,833

Net realized and unrealized gains on trading activities	$6,738,059	$9,476,891	$7,668,225	$4,324,325	$1,133,527

Net increase in net assets resulting from operations	$5,315,377	$8,079,828	$7,296,150	$4,502,639	$1,297,360

Total assets	$58,694,233	$48,756,213	$33,669,386	$27,918,377	$22,242,164

Partners’ capital	$54,273,595	$45,362,746	$31,790,384	$22,161,072	$16,332,215

Units outstanding	4,579.822	4,186.782	3,560.390	3,123.135	2,846.856

Net Asset Value per Unit	$11,850.59	$10,834.75	$8,928.90	$7,095.78	$5,736.93

Change in Net Asset Value per Unit	$1,015.84	$1,905.85	$1,833.12	$1,358.85	$392.72

Net increase in Net Assets per Unit(1)	$1,118.59	$1,988.47	$1,897.59	$1,337.56	$378.91

(1)	Net increase in net assets per unit is computed by dividing net increase in net assets by the monthly average of units outstanding at the beginning of each month.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto and Item 6, “Selected Financial Data” appearing elsewhere in this report.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of the financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results may vary from these estimates. A summary of the accounting policies is set forth in Note 2 to our financial statements. In our view, the policy that involves the most subjective judgment is set forth below.

The Partnership values derivative contracts at independent market values when readily available from major exchanges. Otherwise, valuations are based on independent broker quotations or pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“LP Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“GP Units” and collectively with LP Units, “Units”) for $400,000. From inception through January 1, 2004, the Partnership received total Limited Partner subscriptions and contributions of $61,220,684 and had total withdrawals (inclusive of trading gains) of $43,799,442. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on March 31, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of January 1, 2004 was $2,329,597 representing approximately 4% of the Partnership’s equity. At January 1, 2004, the Partnership had a total of 153 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the TIC 401(k) Plan, a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through January 1, 2004 of $5,391,251. The TIC 401(k) Plan’s equity in the Partnership as of January 1, 2004 was $11,123,065 representing approximately 19.75% of the Partnership’s equity or approximately 21.82% excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of LP Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the year ended December 31, 2003 were positive overall across a range of markets and instruments. The Partnership benefited in currencies and fixed income with increased volatility in the currency markets as the U.S. dollar hit all time lows against the Euro, while long term interest rates in Japan reached new highs. Trading results early in the year were down as correlations among the major financial asset classes diverged from the relationships that have existed in the past.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2003 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2002 AND FOR THE YEAR ENDED DECEMBER 31, 2002 AS COMPARED TO THE YEAR ENDED DECEMBER 31, 2001

The Partnership reported a net increase in net assets resulting from operations of $5,315,377 for the year ended December 31, 2003 compared to a net increase in net assets resulting from operations of $8,079,828 and $7,296,150 for the years ended December 31, 2002 and December 31,2001.

The following table compares Net Asset Value per Unit for the years ended December 31, 2003, 2002 and 2001:

	Net Asset Value Per Unit	Change in Net Asset Value Per Unit For the Year Ended
December 31, 2003	$11,850.59	$1,015.84	9.38%
December 31, 2002	$10,834.75	$1,905.85	21.34%
December 31, 2001	$8,928.90	$1,833.12	25.83%

INVESTMENT INCOME

Interest income for the year ended December 31, 2003 was $576,170 compared to the years ended December 31, 2002 and December 31, 2001 of $671,243 and $1,182,347. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income fluctuates with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the year ended December 31, 2003 was $27,146 compared to the years ended December 31, 2002 and December 31, 2001 of $13,146 and $8,249. The Partnership’s interest expense fluctuates with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the year ended December 31, 2003 was $365,241 compared to the years ended December 31, 2002 and December 31, 2001 of $363,088 and $187,282. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the year. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the year ended December 31, 2003 were $848,340 compared to the years ended December 31, 2002 and December 31, 2001 of $660,969 and $512,176. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees in 2003 and in 2002 was due to the overall increase in assets under management.

Incentive fees for the year ended December 31, 2003 were $494,538 compared to the years ended December 31, 2002 and December 31, 2001 of $729,533 and $702,994. Incentive fees fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership at each quarter-end.

Professional fees and other expenses for the year ended December 31, 2003 were $263,587 compared to the years ended December 31, 2002 and December 31, 2001 of $301,570 and $143,721. The increase in professional fees and other expenses from 2001 to 2002 was primarily due to additional services rendered by the Partnership’s administrative, legal, and audit providers. Professional fees and other expenses remained relatively stable from 2002 to 2003.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three years ended December 31, 2003, 2002 and 2001:

	2003	2002	2001
Exchange traded:
Interest rate futures and options	$2,810	$2,599	$3,167
Foreign exchange futures	187	159	(27)
Commodity futures and options	177	—	—
Equity index futures and options	(1,619)	1,016	1,547
Bond futures	9	—	—
Over-the-counter contracts:
Foreign exchange forwards and options	4,594	5,300	3,241
Commodity swaps	(678)	33	(615)
Equity index swaps	(403)	(217)	(9)
Forward rate agreements	(16)	8	—
Interest rate swaps	(35)	163	(112)
Non-financial derivative instruments	1,347	53	289

Total	$6,373	$9,114	$7,481

As the Partnership is a speculative trader in the commodities markets, current period results are generally not comparable to prior period’s results. The following table illustrates the Partnership’s net realized and unrealized gains and losses on trading activities as a percentage of average Net Assets, brokerage commissions and fees as a percentage of average Net Assets, and incentive fees as a percentage of net realized and unrealized gains and losses on trading activities:

	December 31, 2003	December 31, 2002	December 31, 2001
Net realized and unrealized gains on trading activities as a percentage of average Net Assets	13.2%	23.7%	25.5%
Brokerage commissions and fees as a percentage of average Net Assets	0.7%	0.9%	0.6%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	7.3%	7.7%	9.1%

Inflation is not expected to be a major factor in the Partnership’s operations, except that traditionally the commodities markets have tended to be more active during inflationary periods. Since the commencement of the Partnership’s trading operations in July 1990, inflation has not been a material factor in the Partnership’s operations.

LIQUIDITY

The Partnership’s assets are deposited with banks or in trading accounts with clearing brokers and counterparties. These assets are used by the Partnership as margin to engage in derivative instruments trading. Since the Partnership’s sole purpose is to trade in derivative instruments, it is anticipated that the Partnership will continue to maintain substantial liquid assets for collateral purposes.

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $51,326,211 and $45,498,833 represented approximately 87% and 93% of the Partnership’s assets as of December 31, 2003 and December 31, 2002. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

CAPITAL RESOURCES

The Partnership does not have, nor does it expect to have, any fixed assets. Redemptions and additional sales of Units in the future will impact the amount of funds available for investment in commodity interest contracts in subsequent periods. As the amount of capital changes, the size of the positions taken by the Partnership may be adjusted.

The Partnership is currently open to new subscriptions and contributions, which can be made quarterly. Periodically, the Partnership opens up subscriptions and contributions on a monthly basis. Such subscriptions and contributions are limited to employees of TIC and its principals or its affiliates and certain employee benefit plans, including, but not limited to, the TIC 401(k) Plan.

OFF-BALANCE SHEET ARRANGEMENTS

In the normal course of business, the Partnership is a party to a variety of off-balance sheet financial instruments in connection with its trading of derivative instruments. For certain derivative instruments, the unrealized gain or loss, rather than the contract notional amounts, represents the approximate future cash requirements. See “Net Realized and Unrealized Gains (Losses) on Trading Activities” above for additional information.

NEW ACCOUNTING PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public” entities under SFAS 150, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership will adopt SFAS 150 on January 1, 2004. As a result of adopting the new standard, it is expected that the Partnership will reclassify limited partner capital that is redeemable upon an event certain (e.g., the death of the Partner) to liabilities with subsequent returns on the related units reflected as interest expense on the statements of operations. As of December 31, 2003, this amount is approximately $41 million. Adoption of SFAS 150 will therefore also affect the presentation of the Partnership’s net increase in net assets resulting from operations and ratios to average net assets as a result of the reclassification, but it will have no impact on the value of Partner Units.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market Risk Management

The Partnership maintains positions in derivative instruments that trade both on exchanges and “over-the-counter” (“OTC”). The Partnership is subject to credit risk and changes in market value associated with the financial instruments that are traded. In conjunction with other customer and proprietary accounts, TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal internal control procedures that are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies that are designed to maintain risk at levels that are deemed appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC’s Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the department.

TIC evaluates the positions taken by the Partnership in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two years of historical data, a one day holding period, and a 99% confidence level. Other analytical techniques used in monitoring the Partnership’s market risk include regular reviews of the Partnership’s largest exposures. Additionally, regular reviews are performed of various liquidity factors, including average daily volume, number of days to liquidate, and percentage of net assets for all individual positions.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. The Partnership’s ultimate obligations for options written may exceed the amount recognized in the statements of financial condition.

The following table illustrates the VaR for each component of market risk as of December 31, 2003 and 2002. The dollar values represent the VaR at the 99% confidence level for a one day holding period.

Risk Factors	December 31, 2003	December 31, 2002
Interest rate risk	$1,282,353	$152,864
Foreign exchange risk	50,494	332,771
Equity index risk	17,416	327,531
Non-financial derivative risk	556,394	—
Correlation offset(1)	(1,356,926)	(472,865)

Aggregate VaR	$549,731	$340,301

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four and three risk factors for 2003 and 2002. This offset arises due to the correlation that exists in the individual items being aggregated.

The Partnership is an active trader and the instruments and investments utilized by the Partnership change frequently. As the objective of the Partnership is to generate appreciation of its assets through speculative trading of derivatives, the risk taken in interest rates, foreign exchange rates, equity prices and non-financial derivatives will vary dependent on the strategies utilized by the Partnership as well as current economic conditions and global events.

The following table illustrates the Partnership’s high, low and average daily VaR during the years ended December 31, 2003 and 2002 for each component of market risk noted above:

	December 31, 2003			December 31, 2002
Risk Factors	High(2)	Low(2)	Average	High(2)	Low(2)	Average
Interest rate risk	$650,116	$114,740	$243,327	$1,051,417	$65,021	$303,459
Foreign exchange risk	856,664	114,123	248,257	1,424,552	203,257	500,126
Equity index risk	1,081,240	165,731	309,518	643,822	116,945	173,499
Non-financial derivative risk	632,014	54,717	223,765	173,062	77,579	68,328
Correlation offset(1)	(1,382,034)	(288,311)	(353,867)	(1,770,951)	(333,043)	(411,412)

Aggregate VaR	$1,838,000	$161,000	$671,000	$1,521,902	$129,759	$634,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.
(2)	The balances shown for each component of market risk represent their daily VARs on the day that the Partnership experienced its highest and lowest daily VAR during the period.

At December 31, 2003, the Partnership’s primary market exposure was to interest rate and non-financial derivative risk.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At December 31, 2003, the Partnership’s interest rate exposure was primarily attributable to interest rate fluctuations in the United States and other G-7 countries.

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

The Partnership’s exposure to non-financial derivative instruments was primarily attributable to trading in commodities.

In addition to exchange traded instruments, the Partnership is exposed to various OTC derivative instruments including swaps and forward contracts. In addition to having price risk that may be similar to exchange traded instruments, OTC instruments may result in the Partnership having credit risk associated with its OTC contract counterparties.

Cash and Due from Brokers balances are held principally at U.S. banks, U.S. securities dealers, and certain international financial institutions.

Credit Risk Management

Derivative instruments are bilateral agreements that result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. Certain derivative instruments are traded in unregulated markets. Derivative instruments are either liquidated by entering into offsetting contracts with the same counterparty or held to maturity. For certain of these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit risk exposure.

TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, which meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. TIC attempts to reduce the credit risk of the Partnership by establishing stringent credit terms in its legal trade documentation (i.e., ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

Notwithstanding the risk monitoring and credit review performed by TIC, there is always a risk of non-performance with respect to its counterparties.

Generally, financial contracts can be closed out at TIC’s discretion. An illiquid or closed market, however, could prevent the close-out of positions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See Item 15 for attached financial statements:

Statements of Financial Condition as of December 31, 2003 and 2002

Condensed Schedules of Investments as of December 31, 2003 and 2002

Statements of Operations for the years ended December 31, 2003, 2002 and 2001

Statements of Changes in Partners’ Capital for the years ended December 31, 2003, 2002 and 2001

Notes to Financial Statements, December 31, 2003, 2002 and 2001

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

ITEM 9A. CONTROLS AND PROCEDURES.

The Partnership’s management, with the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of December 31, 2003. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in the Partnership’s internal control over financial reporting during the fourth quarter of 2003.

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

Paul Tudor Jones, II, age 49, is the Chairman, the Chief Executive Officer, and the controlling principal of TIC. Mr. Jones formed Tudor in 1980, and has operated the company continuously since 1983. Mr. Jones is a member of the Commodity Exchange, Inc., the New York Board of Trade, Inc., the Chicago Board of Trade, and the Chicago Mercantile Exchange. In addition, Mr. Jones is a member of the Board of Directors of the Cantor Fitzgerald Futures Exchange. Mr. Jones served as Chairman of the New York Cotton Exchange (which is now a division of the New York Board of Trade, Inc.) from August 1992 through June 1995. Mr. Jones is the Founder and a Director of The Robin Hood Foundation, a charitable foundation, and is a Director of the National Fish and Wildlife Foundation and The Everglades Foundations Inc.

Mark F. Dalton, age 53, is the President of TIC. Prior to joining TIC in September 1988, Mr. Dalton was employed by

Kidder, Peabody & Co. Incorporated where he served in various senior positions, including Chief Financial Officer. Mr. Dalton is also a director of Progenics Pharmaceuticals, Inc., Cathay Investment Fund Limited, and certain non-for-profit educational and charitable organizations.

John G. Macfarlane, III, age 49, is the Chief Operating Officer and a Managing Director of TIC. Prior to joining TIC in January 1998, Mr. Macfarlane was employed by Salomon Brothers and its affiliates where he served in various senior positions, including Managing Director and head of United States and Asian Fixed Income Derivatives, and Treasurer. Mr. Macfarlane does not participate in the trading of customer accounts of TIC or its affiliates. Mr. Macfarlane is also a director of certain non-for-profit educational and charitable organizations.

Andrew S. Paul, age 51, is a Managing Director, the General Counsel and the Secretary of TIC. Mr. Paul joined Tudor in July 1989. Mr. Paul does not participate in the trading of customer accounts for TIC or its affiliates.

James J. Pallotta, age 46, is a Managing Director and the Director-U.S. Equities Group of TIC. Prior to joining TIC in

August 1993, Mr. Pallotta was a principal portfolio manager at Essex Investment Management Company, Inc. He joined Essex in 1983 as a Vice President, became a Senior Vice President and the Director of Research in 1989, and commenced managing client funds in January 1989. Mr. Pallotta is also a director of certain non-for-profit educational and charitable organizations.

John R. Torell, age 41, is a Managing Director and the Chief Financial Officer of TIC. Mr. Torell joined TIC in May 1994. Mr. Torell does not participate in the trading of customer accounts of TIC or its affiliates.

Mark A. Withy, age 37, is a Managing Director of the affiliates of TIC that maintain offices in Surrey, England. Mr. Withy does not participate in the trading of customer accounts of TIC or its affiliates.

Mark R. Nicholson, age 43, is an Executive Manager of an affiliate of TIC. Mr. Nicholson does not participate in the trading of customer accounts of TIC or its affiliates.

Robert P. Forlenza, age 48, is a Managing Director of TIC. Prior to joining TIC in January 1995, Mr. Forlenza was a Vice President of Carlisle Capital Corporation, a private leveraged buyout firm, where he was responsible for the management of several of its portfolio companies. Mr. Forlenza is a director of PRT Group Inc. and various private companies in the United States.

Richard L. Fisher, age 50, is an outside Director of TIC. Since September 1983, Mr. Fisher has been a Managing Director of Dunavant Enterprises, Inc. Mr. Fisher has been a Director of Tudor since June 1991. Mr. Fisher does not participate in the trading or day-to-day management of TIC or its affiliates.

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

The General Partner of the Partnership has a Code of Ethics which is applicable to all officers and employees of the General Partner of the Partnership, including the President and Chief Executive Officer (its principal executive officer and principal financial and accounting officer, respectively).

ITEM 11. EXECUTIVE COMPENSATION.

The Partnership has no officers or directors. The General Partner administers the business and affairs of the Partnership. Mr. Jones, the Chairman, Chief Executive Officer and controlling shareholder of the General Partner receives no compensation from the Partnership. TIC earned $1,342,878, $1,390,502, and $1,215,170 in incentive and management fees from the Partnership during 2003, 2002 and 2001, respectively.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED UNIT HOLDER MATTERS.

(a) Security Ownership of Certain Beneficial Owners.

As of January 1, 2004, the only Unit holders who owned more than five percent (5%) of the total Units outstanding were:

NAME	ADDRESS	NO. UNITS	PERCENT
Tudor 401(k) Savings and Profit-Sharing Plan	1275 King Street Greenwich, CT 06831	938.6086	19.75%

James Pulaski	c/o Tudor Investment Corporation 1275 King Street Greenwich, CT 06831	314.0947	6.61%

(b) Security Ownership of Management.

As of January 1, 2004, the General Partner and the executive officers of the General Partner collectively owned 9.48% of the outstanding interests in the Partnership. As of January 1, 2004, in addition to the persons identified in the table above, Mark Dalton, Andrew Paul and Robert P. Forlenza, each of whom is a principal of both the General Partner and TIC, owned 24.6276 LP Units (0.52%), 110.5747 LP Units (2.33%), and 118.4452 LP Units (2.49%), respectively.

(c) Changes in Control.

There exists no arrangement known to the Partnership, the operations of which may at a subsequent date result in a change in control of the Partnership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a) Transactions with Management and Others.

See Item 1(a), GENERAL DEVELOPMENT OF BUSINESS, MANAGEMENT; Item 1(c)(1)(x), NARRATIVE DESCRIPTION OF BUSINESS, COMPETITION; Item 11, EXECUTIVE COMPENSATION; and Note 5—“Related Party Transactions” of ”Notes To Financial Statements” in the accompanying Financial Statements.

(b) Certain Business Relationships.

(1) None.

(2) The Partnership incurred incentive and management fees payable to TIC of $1,342,878, for the year ended December 31, 2003, which were in excess of 5% of the Partnership’s total revenues for the year.

(3) None.

(4) Not applicable.

(5) Not applicable.

(6) None.

(c) Indebtedness of Management.

None.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees for professional services rendered by Ernst & Young LLP in connection with their audit of our financial statements and reviews of the financial statements included in our Quarterly Reports on Form 10-Q for the years ended December 31, 2003 and 2002 were $73,500 and $67,500, respectively.

Audit-Related Fees

There were no audit-related fees billed by Ernst & Young LLP during the years ended December 31, 2003 and 2002.

Tax Fees

Tax fees billed by Ernst & Young LLP during the years ended December 31, 2003 and 2002 were $19,000 and $17,000, respectively. Tax services primarily involve assistance with tax return compliance.

Other Fees

There were no other fees billed for services by Ernst & Young LLP during the years ended December 31, 2003 and 2002.

PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) 1. Financial Statements.

The following financial statements and report of independent auditors are set forth in the annexed financial statements:

The Partnership meets all the provisions of SFAS No. 102, Paragraph 7, “Statement of Cash Flows—Exemption of Certain Enterprises and Classification of Cash Flows from Certain Securities Required for Resale.” Therefore, statements of cash flows have not been provided.

Omission of Review of Our Quarterly Reports Prior to Filing by Our Independent Auditors

As explained in the Partnership’s Current Report filed on Form 8-K on June 20, 2002, Ernst & Young LLP was retained as the Partnership’s independent auditors effective June 17, 2002, replacing Arthur Andersen LLP. In connection with transitioning to Ernst & Young’s audit procedures, the Partnership now understands that the procedures which had been in place between Arthur Andersen and the Partnership’s did not provide for Arthur Andersen’s review of the Partnership’s quarterly reports on Form 10-Q prior to their filing, as is required under Rule 10-01(d) of Regulation S-X of the SEC.

As a result, the Partnership does not believe that its quarterly reports on Form 10-Q filed during the period:

•	beginning with the filing of the Partnership’s quarterly report for the period ending March 31, 2000 (filed on May 15, 2000, the first report the Partnership filed after Rule 10-01(d) became effective); and

•	ending with the filing of the Partnership’s quarterly report for the period ended March 31, 2002 (filed on May 15, 2002, the last of the Partnership’s quarterly reports filed during the period when Arthur Andersen was the Partnership’s independent public accountant);

received the review by Arthur Andersen required under Rule 10-01(d) and the Statement on Auditing Standards No. 71 – Interim Financial Information. The quarterly reports on Form 10-Q which the Partnership filed on August 14, 2002 and on November 14, 2002 and all quarterly reports filed during 2003 did receive the required review by Ernst & Young.

In connection with the discovery of this omission, the management of the Partnership instituted policies and procedures to insure that Rule 10-01(d) is complied with in respect to future quarterly reports. In addition, management of the Partnership requested that Ernst & Young undertake a review of the quarterly reports previously filed for the periods ended March 31, 2001, June 30, 2001, September 30, 2001 and March 31, 2002, as well as the quarterly information for the quarter ended December 31, 2001, to determine whether they believed that a review in accordance with the standards established by SAS No. 71 of such reports would have, at the time the reports were filed, raised any material accounting or reporting issues. E&Y completed this review and noted no significant findings.

2. No financial statement schedules are required to be filed.

3. Exhibits. (unless otherwise indicated, each Exhibit was previously filed and has not been amended in any material respect).

1.01	Form of Selling Agreement among Cargill Investor Services, Inc., Second Management LLC, and the Partnership.

1.02	Form of Selling Agreement among CIS Securities, Inc., Second Management LLC, and the Partnership.

3.01	Form of Second Amended and Restated Limited Partnership Agreement of the Partnership.

3.02(a)	Certificate of Limited Partnership of the Partnership.

3.02(b)	Amendment to the Certificate of Limited Partnership of the Partnership.

10.01(a)	Form of Amended and Restated to Customer Foreign Exchange Agreement between the Partnership and Bellwether Partners LLC.

10.02(a)	Form of Management Agreement among the Partnership, Second Management Company, Inc. (succeeded by Second Management LLC), and Tudor Investment Corporation.

10.02(b)	Form of Amendment to Management Agreement among the Partnership, Second Management Company, Inc., and Tudor Investment Corporation.

10.03(a)	Form of Subscription Agreement and Power of Attorney to be executed by purchasers of Units who are individuals.

10.03(b)	Form of Subscription Agreement and Power of Attorney to be executed by a Trustee of the Tudor Investment Corporation 401(k) Savings and Profit-Sharing Plan.

10.03(c)	Form of Representations to be made by participants in the Tudor Investment Corporation 401(k) Savings and Profit Sharing Plan.

10.03(d)	Form of Subscription Agreement for use in making additions to existing accounts.

10.04(a)	Form of Escrow Agreement among the Partnership, Seventh Management, Inc., and United States Trust Company of New York.

10.04(b)	Form of Amendment to Escrow Agreement among the Partnership,

Cargill Investor Services, Inc., and United States Trust Company of New York.

14.	Extract from Statement of Policies and Code of Ethics (filed herewith)

31.1	Certification Pursuant to rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

31.2	Certification Pursuant to rule 13a-14(a) and rule 15d-14(a) of the Securities Exchange Act, as amended. (filed herewith)

32.1	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(b) Reports on Form 8-K

The Partnership did not file any Current Reports on Form 8-K during the three months ended December 31, 2003.

CERTIFICATIONS

I, Mark F. Dalton, certify that:

1.	I have reviewed this annual report on Form 10-K of the Tudor Fund For Employees L.P.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting;

By:	/s/ MARK F. DALTON
Mark F. Dalton,
President and Chief Executive Officer of Second Management LLC, the General Partner

March 30, 2004

CERTIFICATIONS

I, John R. Torell, certify that:

1.	I have reviewed this annual report on Form 10-K of the Tudor Fund For Employees L.P.;

2.	Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.	Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

a)	Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; and

b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)	Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect the registrant’s internal control over financial reporting; and

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

d)	All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

e)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls over financial reporting;

By:	/s/ JOHN R. TORELL
John R. Torell Chief Financial Officer of Second Management LLC, the General Partner

March 30, 2004

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, the President and Chief Executive Officer of the General Partner of Tudor Fund For Employees L.P. (the “Partnership”), certify, pursuant to Section §906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(i)	The Form 10-K of the Partnership for the annual period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m); and

(ii)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:	/s/ MARK F. DALTON
Mark F. Dalton, President and Chief Executive Officer of Second Management LLC, the General Partner

March 30, 2004

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, the Chief Financial Officer of the General Partner of Tudor Fund For Employees L.P. (the “Partnership”), certify, pursuant to Section §906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(i)	The Form 10-K of the Partnership for the annual period ended December 31, 2003 (the “Report”) fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchange Act of 1934 (15 U.S.C. 78m); and

(ii)	The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Partnership.

By:	/s/ JOHN R. TORELL
John R. Torell Chief Financial Officer of Second Management LLC, the General Partner

March 30, 2004

A signed original of this written statement required by Section 906 has been provided to the Partnership and will be retained by the Partnership and furnished to the Securities and Exchange Commission or its staff upon request.

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

DATE: March 30, 2004

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SECOND MANAGEMENT LLC

By:	/s/ MARK F. DALTON	March 30, 2004
Mark F. Dalton, President and Chief Executive Officer

By:	/s/ JOHN MACFARLANE, III	March 30, 2004
John Macfarlane, III, Managing Director and Chief Operating Officer

By:	/s/ JOHN R. TORELL	March 30, 2004
John R. Torell, Managing Director and Chief Financial Officer

By:	/s/ ANDREW S. PAUL	March 30, 2004
Andrew S. Paul, Managing Director, General Counsel and Secretary

TUDOR FUND FOR EMPLOYEES L.P.

Report of Independent Auditors

To the Partners of Tudor Fund For Employees L.P.

We have audited the accompanying statements of financial condition of Tudor Fund For Employees L.P. (the “Partnership”), including the condensed schedules of investments, as of December 31, 2003 and 2002, and the related statements of operations and changes in partners’ capital for the years then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Partnership’s statements of operation and changes in partners’ capital for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 5, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements, audited by us, referred to above present fairly, in all material respects, the financial position of Tudor Fund For Employees L.P. at December 31, 2003 and 2002, and the results of its operations and changes in partners’ capital for the years then ended in conformity with accounting principles generally accepted in the United States of America.

By:	/s/ Ernst and Young LLP

February 17, 2004

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

PART I – FINANCIAL INFORMATION

Item 1. – Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	DECEMBER 31, 2003	DECEMBER 31, 2002
Assets
Cash and cash equivalents	$51,326,211	$45,498,833
Due from brokers	7,368,022	3,257,380

Total assets	$58,694,233	$48,756,213

Liabilities and partners’ capital
Liabilities:
Pending partner additions	$2,045,527	$2,595,000
Redemptions payable	2,036,104	332,259
Incentive fee payable	—	107,676
Management fee payable	221,828	123,057
Accrued professional fees and other	117,179	235,475

Total liabilities	4,420,638	3,393,467

Partners’ capital:
Limited Partners, 20,000 units authorized and 4,383.242 and 3,990.202 units outstanding as of December 31, 2003 and 2002	51,944,007	43,232,851
General Partner, 196.580 units outstanding as of December 31, 2003 and 2002	2,329,588	2,129,895

Total partners’ capital	54,273,595	45,362,746

Total liabilities and partners’ capital	$58,694,233	$48,756,213

Net asset value per unit	$11,850.59	$10,834.75

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2003	Cost	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)

Options
Metal options	$66,980	$134,677	0.25%

Futures
Bond futures		443,052	0.82
Interest rate futures		212,500	0.39
Commodity futures		425	0.00
Foreign exchange futures		(140,080)	(0.26)

Total futures		515,897	0.95

Forwards
Metal forwards		12,680	0.02

Swaps
Equity index swaps		1,168,183	2.15

Short contracts(1)

Futures
Foreign exchange futures		$138,720	0.26%
Bond futures		137,530	0.25
Equity index futures		(190,512)	(0.35)

Total futures		85,738	0.16

Forwards
Foreign exchange forwards		(281)	0.00

(1)	All such amounts are included in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2002	Cost	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)

Futures
Interest rate futures		$1,536	0.00%
Equity index futures		(3,383)	(0.00)
Foreign exchange futures		(190,320)	(0.42)

Total futures		(192,167)	(0.42)

Forwards
Foreign exchange forwards		147,382	0.32

Swaptions
Interest rate swaptions	$77,588	240,933	0.53

Short contracts(1)

Futures
Foreign exchange futures		$294,320	0.65%

Forwards
Forward rate agreements		7,864	0.02
Foreign exchange forwards		46,467	0.10

Total forwards		54,331	0.12

(1)	All such amounts are included in due from brokers on the statement of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	December 31, 2003	December 31 2002	December 31 2001
Investment income
Interest	$576,170	$671,243	$1,182,347

Total investment income	576,170	671,243	1,182,347

Investment expenses
Brokerage commissions	365,241	363,088	187,282
Interest	27,146	13,146	8,249

Total investment expenses	392,387	376,234	195,531

Net investment income	183,783	295,009	986,816

Operating expenses
Management fee	848,340	660,969	512,176
Incentive fee	494,538	729,533	702,994
Professional fees and other	263,587	301,570	143,721

Total operating expenses	1,606,465	1,692,072	1,358,891

Total expenses	1,998,852	2,068,306	1,554,422

Net operating loss	(1,422,682)	(1,397,063)	(372,075)

Net realized and unrealized gains/losses on trading activities
Net realized gain	5,344,379	10,194,938	6,890,015
Change in net unrealized appreciation	1,393,680	(718,047)	778,210

Net realized and unrealized gain	6,738,059	9,476,891	7,668,225

Net increase in net assets resulting from operations	$5,315,377	$8,079,828	$7,296,150

Limited Partners’ net increase in net assets resulting from operations	$5,115,684	$7,705,191	$6,935,785
General Partner’s net increase in net assets resulting from operations	199,693	374,637	360,365

	$5,315,377	$8,079,828	$7,296,150

Change in net asset value per unit	$1,015.84	$1,905.85	$1,833.12

Net increase in net assets per unit	$1,118.59	$1,988.47	$1,897.59

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit
	Units	Capital	Units	Capital
Partners’ capital, December 31, 2000	2,926.555	$20,766,179	196.580	$1,394,893	$22,161,072	$7,095.78
Net increase in net assets resulting from operations	—	6,935,785	—	360,365	7,296,150
TIC 401(k) Plan unit adjustment (a)	32.780	—	—	—	—
Capital contributions	1,295.726	9,626,183	—	—	9,626,183
Capital redemptions	(891.251)	(7,293,021)	—	—	(7,293,021)

Partners’ capital, December 31, 2001 (b)	3,363.810	$30,035,126	196.580	$1,755,258	$31,790,384	$8,928.90

Net increase in net assets resulting from operations	—	7,705,191	—	374,637	8,079,828
TIC 401(k) Plan unit adjustment (a)	32.951	—	—	—	—
Capital contributions	807.515	7,624,015	—	—	7,624,015
Capital redemptions	(214.074)	(2,131,481)	—	—	(2,131,481)

Partners’ capital, December 31, 2002 (b)	3,990.202	$43,232,851	196.580	$2,129,895	$45,362,746	$10,834.75

Net increase in net assets resulting from operations	—	5,115,684	—	199,693	5,315,377
TIC 401(k) Plan unit adjustment (a)	27.598	—	—	—	—
Capital contributions	1,003.074	10,708,900	—	—	10,708,900
Capital redemptions	(637.632)	(7,113,428)	—	—	(7,113,428)

Partners’ capital, December 31, 2003 (b)	4,383.242	$51,944,007	196.580	$2,329,588	$54,273,595	$11,850.59

(a)	See Note 3 – Capital Accounts
(b)	See Note 3 – Redemption of Units

See accompanying notes to financial statements.

Tudor Fund For Employees L.P.

Notes to Financial Statements

December 31, 2003, 2002, and 2001

1. Organization

Tudor Fund For Employees L.P. (the “Partnership”) was organized under the Delaware Revised Uniform Limited Partnership Act (the “Act”) on November 22, 1989, and commenced trading operations on July 2, 1990. Second Management LLC (the “General Partner”) is the general partner of the Partnership. Tudor Investment Corporation (“TIC”), an affiliate of the General Partner, acts as the trading advisor of the Partnership. The Partnership’s trading approach and resulting positions are also utilized by the proprietary and other customer accounts of TIC and its affiliates. The General Partner is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and a Commodity Trading Advisor and is a member of the National Futures Association in such capacities. Ownership of limited partnership units is restricted to either employees, principals or affiliates of TIC.

The objective of the Partnership is to realize capital appreciation through speculative trading of futures, forwards, equity and interest rate swaps, option contracts, and other derivative instruments, including commodity interests (collectively, “derivative contracts”). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Second Amended and Restated Partnership Agreement dated as of May 22, 1996 (the “Limited Partnership Agreement”).

Duties of the General Partner

The General Partner acts as the Commodity Pool Operator of the Partnership and is responsible for the selection and monitoring of the Commodity Trading Advisors used by the Partnership. The General Partner is also responsible for the performance of all administrative services necessary to the Partnership’s operations.

Service Agreement

The Partnership has entered into an agreement with Citco Fund Services (USA) Inc. (the “Service Company”), under which the Service Company provides necessary accounting services to the Partnership, including maintenance of the financial books and records.

2. Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Trading activities, including related revenues and expenses, are recorded on a trade date basis. Interest income and expense are recorded on an accrual basis.

Brokerage commissions represents all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearance of derivative instruments. Commissions on transactions are recorded on an execution basis and are included in brokerage commissions in the statements of operations.

Derivative Contracts

In the normal course of business, the Partnership enters into derivative contracts for trading. Typically, derivatives serve as components of the Partnership’s investment strategies and are utilized primarily to structure portfolio transactions to economically match the investment objectives of the Partnership.

2. Summary of Significant Accounting Policies (continued)

The Partnership values derivative contracts on the statement of financial condition at independent market values when readily available from major exchanges. Otherwise, valuations are based on independent broker quotations or pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments. Changes in values of derivative contracts are included in the statements of operations.

Assets and liabilities at December 31, 2003 and 2002 relating to the Partnership’s derivative contracts are recorded on the statements of financial condition on a net basis for counterparties with master agreements with netting provisions. On the condensed schedules of investments, derivatives are presented net by type of derivative contract, considering long and short contracts separately.

The fair value of the Partnership’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and overnight time deposits held at banks of $49,000,000 and $42,400,000 with one European bank as of December 31, 2003 and 2002. At December 31, 2003 and 2002, there were no significant foreign currency balances.

Due From Brokers

Due from brokers consists primarily of cash balances carried as margin deposits for trading purposes. When legal right of offset exists, the Partnership nets cash collateral received or pledged against the contractual commitment asset or liability, and this net amount is included in due from brokers. Also included are unrealized gains and losses on open futures, forward and swap contracts. Due from brokers consists primarily of balances with U.S. brokers.

Incentive Fee

The Partnership pays TIC, as trading advisor, an incentive fee equal to 12% of the Net Trading Profits (as defined in the Limited Partnership Agreement), earned as of the end of each fiscal quarter of the Partnership (or upon withdrawal). Since inception of the TIC 401(k) Savings and Profit-Sharing Plan (the “TIC 401(k) Plan”), TIC does not receive an incentive fee attributable to units of limited partnership interest held at the beginning of each month by the 401(k) Plan (Note 3).

Management Fee

The Partnership also pays TIC a monthly management fee equal to 1 /12 of 2% (2% per annum) of the Partnership’s net assets (as defined in the Limited Partnership Agreement). Since inception of the 401(k) Plan, TIC does not receive a management fee attributable to units of limited partnership interest held at the beginning of each month by the 401(k) Plan (Note 3).

Foreign Currency Translation

The functional currency of the Partnership is the United States dollar. All other currencies are considered to be foreign. Assets and liabilities denominated in a currency other than the U.S. dollar are translated into U.S. dollars at the closing rate of exchange as reported by a major international bank. Purchases and sales of derivative contracts, and income and expenses denominated in currencies other than U.S. dollars, are translated at the rates of exchange on the respective dates of such transactions. The resulting gains and losses from such translation are included, as part of the underlying transactions, in the accompanying statements of operations.

Reclassifications

Certain prior period amounts have been reclassified in the accompanying condensed schedule of investments to conform with the current year presentation.

Net Increase in Net Assets Per Unit

Net increase in net assets per unit is computed by dividing net increase in net assets by the monthly average of units outstanding at the beginning of each month.

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public entities” under SFAS 150, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership will adopt SFAS 150 on January 1, 2004. As a result of adopting the new standard, it is expected that the Partnership will reclassify limited partner capital that is redeemable upon an event certain (e.g., the death of the partner) to liabilities with subsequent returns on the related units reflected as interest expense on the statement of operations. As of December 31, 2003, this amount is approximately $41 million. Adoption of SFAS 150 will therefore also affect the presentation of the Partnership’s net increase in net assets resulting from operations and ratios to average net assets as a result of the reclassification, but it will have no impact on the value of partner units.

3. Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net increase in net assets resulting from operations is determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of January 1, 2004 and 2003 was $11,123,065 and $8,670,935, respectively.

The minimum subscription amount is $1,000 for new Limited Partners. Additional capital contributions may be made in increments of $1,000. Both subscriptions and contributions may be made quarterly, at the beginning of the respective quarter, or on a more frequent basis at the discretion of the General Partner. The purchase price of a unit will be the net asset value per unit, as defined in the Limited Partnership Agreement, at the opening of business on the first business day of the month.

Pending Partner Additions

Pending partner additions is comprised of cash received prior to year-end for which units were issued on January 1 of the subsequent year. Pending partner additions did not participate in the earnings or losses of the Partnership until the related units were issued.

Redemptions Payable

Units are redeemable at the discretion of each Limited Partner, within limits and subject to the terms of the Limited Partnership Agreement. Prior to July 31, 2002, redemptions could be made only as of the last business day of any quarter upon five business days advance notice. Effective July 31, 2002, redemptions of units may be made as of the last business day of any month subject to the following restrictions. Redemptions occurring on any month-end that is also a calendar quarter-end, require written notice of redemption that must be received by the General Partner at least five business days in advance of such redemption. Redemptions occurring on any month-end that is not a calendar quarter-end, require written notice of redemption that must be received by the General Partner at least 15 calendar days in advance of such redemption. Redemption of units in $1,000 increments and full redemption of all units are made at 100% of the net asset value per unit effective as of the last business day of any month, as defined in the Limited Partnership Agreement. Partial redemptions of units which would reduce the net asset value of a Limited Partner’s unredeemed units to less than the minimum investment then required of new Limited Partners or such Limited Partner’s initial investment, whichever is less, will be honored only to the extent of such limitation.

4. Income Taxes

Individual partners are liable for income taxes on their share of the Partnership’s income. The Partnership is not liable for any federal, state or local income taxes.

5. Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only forward contract counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and metal forward contracts. At December 31, 2003 and 2002, the amounts on deposit with BPL as margin for forward contracts were $2,562,105 (including $12,399 in net unrealized gains) and $2,121,666 (including $193,850 in net unrealized gains). During 2003, 2002, and 2001, the Partnership earned interest income of $18,054, $23,336 and $33,413, from deposits of collateral with BPL.

The Partnership reimburses expenses paid by TIC relating to the operations of the Partnership.

In the normal course of business, the Partnership has entered into contracts which provide a variety of general indemnifications. Such contracts include those with the Partnership’s Service Company, General Partner, trading advisor and certain of the Partnership’s brokers and trading counterparties. Any exposure to the Partnership under these arrangements would involve future claims that may be made against the Partnership. No such claims have occurred, nor are they expected to occur. Therefore, the Partnership has not accrued any liability in connection with such indemnifications.

6. Risk Management

Market Risk Management

The Partnership maintains positions in derivative instruments that trade both on exchanges and “over-the-counter” (“OTC”). The Partnership is subject to credit risk and changes in market value associated with the financial instruments that are traded. In conjunction with other customer and proprietary accounts, TIC takes an active role in managing the Partnership’s market and counterparty risks and has established formal internal control procedures that are reviewed on an ongoing basis.

TIC has developed a set of guidelines and policies that are designed to maintain risk at levels that are deemed appropriate and necessary to achieve targeted rates of return. These guidelines and policies include quantitative and qualitative criteria for individual risk factors as well as for aggregate risk. TIC’s Risk Management Department, in conjunction with various senior personnel from different disciplines throughout TIC and its affiliates, regularly assesses and evaluates the Partnership’s potential exposures to market risk based on analyses performed by the department.

TIC evaluates the positions taken by the Partnership in various instruments and markets globally and assesses the market risk associated with those positions. TIC uses a statistical technique known as Value at Risk (“VaR”) to assist in measuring market risk. The VaR model is a proprietary system, and is one of several tools used to monitor and review the Partnership’s trading portfolios. The VaR model projects potential losses based on a historical simulation methodology which uses two years of historical data, a one day holding period, and a 99% confidence level. Other analytical techniques used in monitoring the Partnership’s market risk include regular reviews of the Partnership’s largest exposures. Additionally, regular reviews are performed of various liquidity factors, including average daily volume, number of days to liquidate, and percentage of net assets for all individual positions.

As a writer of options, the Partnership receives a premium upon initial settlement and then bears the risk of changes in the price of the financial instrument underlying the option. The Partnership’s ultimate obligations for options written may exceed the amount recognized in the statement of financial condition.

Credit Risk Management

Derivative instruments are bilateral agreements that result in credit exposure between counterparties. Exchange traded derivatives settle through clearing houses backed by multiple members and present relatively low credit risk. Certain derivative instruments are traded in unregulated markets. Derivative instruments are either liquidated by entering into offsetting contracts with the same counterparty or held to maturity. For certain of these instruments the unrealized gain or loss, rather than the contract or notional amounts, represents the present value of future net cash requirements. OTC derivatives are settled with individual counterparties and, therefore, present potential concentrated credit risk exposure.

6. Risk Management (continued)

TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, which meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. TIC attempts to reduce the credit risk of the Partnership by establishing stringent credit terms in its legal trade documentation (i.e., ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

7. Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of December 31, 2003 and 2002, the Partnership had pledged $142,000 and $10,000, of cash collateral and no securities collateral. The Partnership records cash collateral posted as due from brokers. At both December 31, 2003 and 2002, the Partnership had received no cash collateral or securities collateral under these Collateral Agreements.

The amount of net unrealized gains on swaps, futures and forwards contracts as of December 31, 2003 is $1,885,103, which is the amount of credit risk related to these instruments before the benefit of any collateral.

8. Financial Highlights

	December 31,
	2003	2002	2001
Per unit operating performance:
Net asset value per unit, beginning of year	$10,834.75	$8,928.90	$7,095.78
Income from investment operations:
Net operating loss	(351.46)	(424.01)	(98.52)
Net realized and unrealized gain on trading activities	1,367.30	2,329.86	1,931.64

Total from investment operations	1,015.84	1,905.85	1,833.12

Net asset value per unit, end of year	$11,850.59	$10,834.75	$8,928.90

Total return:
Total return before incentive fee	10.57%	24.04%	29.72%
Incentive fee	(1.19)%	(2.70)%	(2.75)%

Total return after incentive fee	9.38%	21.34%	26.97%

Ratios to average net assets:
Net investment income	.35%	.73%
Net operating loss(1)	(3.35)%	(4.31)%	(1.20)%

Total expenses before incentive fee	3.28%	3.69%	2.75%
Incentive fee	1.19%	2.27%	2.29%

Total expenses including incentive fee	4.47%	5.96%	5.04%

(1)	Includes incentive fees

The per unit operating performance, total return and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding 401(K) plan net assets, units and related income and expenses - see Note 2) respectively, for the years ended December 31, 2003 and 2002. Total return is calculated as the change in the net asset value of the Limited Partner interests for the years ended December 31, 2003 and 2002. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions. The total return and ratios for the 401(k) Plan will vary due to the timing of capital transactions and due to the fact that the 401(k) Plan is not charged management or incentive fees (Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the Limited Partners’ capital for such period.