Form 10-Q
period 2004-03-31
TUDOR FUND FOR EMPLOYEES LP
filed 2004-05-13
CIK 861895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 3/31/04

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

TUDOR FUND FOR EMPLOYEES L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	MARCH 31, 2004	DECEMBER 31, 2003
	(UNAUDITED)	(AUDITED)
Assets:
Cash and cash equivalents	$66,562,892	$51,326,211
Due from brokers	8,919,601	7,368,022

Total assets	$75,482,493	$58,694,233

Liabilities and partners’ capital:
Liabilities:
Pending partner additions	$1,976,179	$2,045,527
Redemptions payable	3,262,570	2,036,104
Incentive fee payable	602,651	—
Management fee payable	188,767	221,828
Accrued professional fees and other	170,931	117,179

Total liabilities	6,201,098	4,420,638

Partners’ capital:
Limited Partners, 20,000 units authorized and 5,209.482 and 4,383.242 units outstanding as of March 31, 2004 and December 31, 2003	66,762,124	51,944,007
General Partner, 196.580 units outstanding as of March 31, 2004 and December 31, 2003	2,519,271	2,329,588

Total partners’ capital	69,281,395	54,273,595

Total liabilities and partners’ capital	$75,482,493	$58,694,233

Net asset value per unit	$12,815.50	$11,850.59

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2004 (unaudited)	Cost	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)
Options
Metal	$231,230	$647,855	0.94%
Futures
Equity index		1,279,601	1.85
Commodity		167,665	0.24
Foreign exchange		(61,600)	(0.09)

Total futures		1,385,666	2.00

Forwards
Metal		14,332	0.02
Foreign exchange		717,939	1.04

Total forwards		732,271	1.06

Swaps
Commodity		456,841	0.66
Short contracts(1)
Futures
Foreign exchange		$60,800	0.09%
Commodity		14,817	0.02
Bond		534,068	0.77
Equity index		(800)	(0.00)

Total futures		608,885	0.88

Forwards
Foreign exchange		143	0.00

(1)	All such amounts are included, net, in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2003 (audited)	Cost	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)
Options
Metal	$66,980	$134,677	0.25%
Futures
Bond		443,052	0.82
Interest rate		212,500	0.39
Commodity		425	0.00
Foreign exchange		(140,080)	(0.26)

Total futures		515,897	0.95

Forwards
Metal		12,680	0.02
Swaps
Equity index		1,168,183	2.15
Short contracts(1)
Futures
Foreign exchange		$138,720	0.26%
Bond		137,530	0.25
Equity index		(190,512)	(0.35)

Total futures		85,738	0.16

Forwards
Foreign exchange		(281)	0.00

(1)	All such amounts are included, net, in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2004	2003
Investment income
Interest	$152,794	$146,856

Total investment income	152,794	146,856

Investment expenses
Brokerage commissions	113,795	76,311
Interest	2,689	536

Total investment expenses	116,484	76,847

Net investment income	36,310	70,009
Operating expenses
Management fee	264,112	196,805
Incentive fee	602,651	—
Professional fees and other	64,287	63,954

Total operating expenses	931,050	260,759

Total expenses	1,047,534	337,606
Net operating loss	(894,740)	(190,750)

Net realized and unrealized gains/losses on trading activities
Net realized gain (loss)	4,768,820	(1,515,071)
Change in net unrealized appreciation (depreciation)	1,738,934	(829,197)

Net realized and unrealized gains (losses)	6,507,754	(2,344,268)

Net increase (decrease) in net assets resulting from operations	$5,613,014	$(2,535,018)

Limited Partners’ net increase (decrease) in net assets resulting from operations	$5,423,331	$(2,423,782)
General Partner’s net increase (decrease) in net assets resulting from operations	189,683	(111,236)

Net increase (decrease) in net assets resulting from operations	$5,613,014	$(2,535,018)

Change in net asset value per unit	$964.91	$(565.85)

Net increase (decrease) in net assets per unit	$1,074.04	$(556.70)

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2003 (AUDITED)

	Limited Partners		General Partner		Total Capital	Net Asset Value Per Unit
	Units	Capital	Units	Capital
Partners’ Capital, December 31, 2002	3,990.202	$43,232,851	196.580	$2,129,895	$45,362,746	$10,834.75
Net increase in net assets resulting from operations	—	5,115,684	—	199,693	5,315,377
TIC 401(k) Plan unit adjustment(a)	27.598	—	—	—	—
Capital contributions	1003.074	10,708,900	—	—	10,708,900
Capital redemptions	(637.632)	(7,113,428)	—	—	(7,113,428)

Partners’ Capital, December 31, 2003(b)	4,383.242	51,944,007	196.580	2,329,588	54,273,595	$11,850.59
Net increase in net assets resulting from operations	—	5,423,331	—	189,683	5,613,014
TIC 401(k) Plan unit adjustment(a)	13.726	—	—	—	—
Capital contributions	1,228.235	14,572,528	—	—	14,572,528
Capital redemptions	(415.721)	(5,177,742)	—	—	(5,177,742)

Partners’ Capital, March 31, 2004(b)	5,209.482	$66,762,124	196.580	$2,519,271	$69,281,395	$12,815.50

(a)	See Note 3—Capital Accounts

(b)	See Note 3—Redemption of Units

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2004

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

The objective of the Partnership is to realize capital appreciation through speculative trading of futures, forwards, equity and interest rate swaps, option contracts and other derivative instruments, including commodity interests (collectively, “derivative contracts”). The Partnership will terminate on December 31, 2010 or at an earlier date if certain conditions occur as outlined in the Third Amended and Restated Partnership Agreement dated as of May 12, 2004 (the “Limited Partnership Agreement”).

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

2. Summary of Significant Accounting Policies (continued)

Derivative Contracts (continued)

Assets and liabilities at March 31, 2004 and December 31, 2003 relating to the Partnership’s derivative contracts are recorded on the statements of financial condition on a net basis for counterparties with master agreements with netting provisions. On the condensed schedules of investments, derivatives are presented net by type of derivative contract, considering long and short contracts separately.

Fair Value of Financial Instruments

The fair value of the Partnership’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and overnight time deposits of $63,800,000 and $49,000,000 with one European bank as of March 31, 2004 and December 31, 2003. At March 31, 2004 and December 31, 2003, there were no significant foreign currency balances.

Due From Brokers

Due from brokers includes cash balances carried as margin deposits for trading purposes. When legal right of offset exists, the Partnership nets cash collateral received or pledged against the contractual commitment asset or liability, and this net amount is included in due from brokers. Also included are unrealized gains and losses on open futures, forward, options and swap contracts. Due from brokers consists primarily of balances with U.S. brokers.

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

Management Fee

The Partnership also pays TIC a monthly management fee equal to 1/12 of 2% (2% per annum) of the Partnership’s net assets (as defined in the Limited Partnership Agreement). Since inception of the TIC 401(k) Plan, TIC does not receive a management fee attributable to units of limited partnership interest held at the beginning of each month by the TIC 401(k) Plan (Note 3).

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

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public” entities under SFAS 150, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership adopted SFAS 150 on January 1, 2004. The Partnership has amended its Limited Partnership Agreement to clarify that limited partner interests are not mandatorily redeemable upon an event certain to occur as defined in SFAS 150. Therefore, the adoption of SFAS 150 did not affect the presentation of the Partnership’s financial position and ratios to average net assets.

3. Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net increase in net assets resulting from operations is determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of April 1, 2004 and January 1, 2004 was $12,872,222 and $11,123,065, respectively.

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

Pending Partner Additions

Pending partner additions is comprised of cash received prior to month-end for which units were issued on the first day of the subsequent month. Pending partner additions did not participate in the earnings or losses of the Partnership until the related units were issued.

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

5. Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only forward contract counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and metal forward contracts. At March 31, 2004 and December 31, 2003, the amounts on deposit with BPL as margin for forward contracts were $2,672,175 (including $732,414 in net unrealized gains) and $2,562,105 (including $12,399 in net unrealized gains). The Partnership earned interest income of $4,232 and $4,904 for the three months ended March 31, 2004 and 2003 from deposits of collateral with BPL.

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

TIC attempts to minimize exposure to trading counterparties and brokers through the use of bilateral collateral agreements (“Collateral Agreements”) with OTC derivative counterparties and through formal credit policies and monitoring procedures. TIC has a Credit Committee, comprised of senior managers from different disciplines throughout TIC and its affiliates, which meets regularly to analyze the credit risks associated with the Partnership’s counterparties, intermediaries and service providers. A significant portion of the Partnership’s positions, including cash and due from brokers, are invested with or held at top tier banks

6. Risk Management (continued)

and securities dealers. TIC establishes counterparty exposure limits and specifically designates which product types are approved for trading. TIC attempts to reduce the credit risk of the Partnership by establishing stringent credit terms in its legal trade documentation (i.e., ISDA agreements, master netting agreements, etc.) with counterparties. In addition, TIC monitors exposure levels and actively moves collateral with counterparties to reduce exposure.

7. Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of March 31, 2004, the Partnership received $748,000 of cash collateral and no cash collateral had been pledged. As of December 31, 2003, the Partnership had pledged $142,000 of cash collateral and no cash collateral had been received. The Partnership records cash collateral posted as due from brokers.

The amounts of net unrealized gains on swaps, futures and forward contracts as of March 31, 2004 and December 31, 2003 are $3,623,029 and $1,885,103, which are the amounts of credit risk related to these instruments before the benefit of any collateral.

8. Financial Highlights

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2003
Per unit operating performance:
Net asset value per unit, beginning of the period	$11,850.59	$10,834.75
Income (loss) from investment operations:
Net operating loss	(192.79)	(51.00)
Net realized and unrealized gain (loss) on trading activities	1,157.70	(514.85)

Total from investment operations	964.91	(565.85)

Net asset value per unit, end of period	$12,815.50	$10,268.90

Total return:
Total return before incentive fee	9.22%	(5.22)%
Incentive fee	(1.08)%	—

Total return after incentive fee	8.14%	(5.22)%

Ratios to average net assets:
Net investment income	0.06%	0.14%
Net operating loss(1)	(1.70)%	(0.48)%
Total expenses before incentive fee	0.79%	0.78%
Incentive fee	1.15%	—

Total expenses including incentive fee	1.94%	0.78%

(1)	Includes incentive fees

The per unit operating performance, total return and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding TIC 401(k) Plan net assets, units and related income and expenses - see Note 2) respectively, for the periods ended March 31, 2004 and 2003. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three month periods ended March 31, 2004 and 2003. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions. The total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that the TIC 401(k) Plan is not charged management or incentive fees (Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the Limited Partners’ capital for such period. The financial highlights ratios presented above are not annualized.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results may vary from these estimates. For a description of critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Partnership’s Form 10-K for the year ended December 31, 2003.

The Partnership values derivative contracts at independent market values when readily available from major exchanges. Otherwise, valuations are based on independent broker quotations or pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“LP Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“GP Units” and collectively with LP Units, “Units”) for $400,000. From inception through April 1, 2004, the Partnership received total Limited Partner subscriptions and contributions of $75,723,863 and had total withdrawals (inclusive of trading gains) of $48,977,184. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on March 31, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of April 1, 2004 was $2,519,271 representing approximately 4% of the Partnership’s equity. At April 1, 2004, the Partnership had a total of 153 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the TIC 401(k) Plan, a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through April 1, 2004 of $6,437,430. The TIC 401(k) Plan’s equity in the Partnership as of April 1, 2004 was $12,872,222 representing approximately 18.06 % of the Partnership’s equity or approximately 19.66 % excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of LP Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the quarter ended March 31, 2004 were positive across a range of markets and instruments. The Partnership benefited from positions held in currencies, global fixed income and equity markets as the US dollar and the Euro weakened against several countries, while equity markets in Japan rallied to end its fiscal year. The Partnership also benefited from strategies in the commodity markets trading precious metals and grains.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The Partnership reported a net increase in net assets resulting from operations of $5,613,014 for the three months ended March 31, 2004 compared to a net decrease in net assets resulting from operations of $(2,535,018) for the three months ended March 31, 2003.

The following table compares Net Asset Value per Unit for the three months ended March 31, 2004 and 2003:

	Net Asset Value per Unit	Change in Net Asset Value Per Unit For the Three months ended
March 31, 2004	$12,815.50	$964.91	8.14%
March 31, 2003	$10,268.90	$(565.85)	(5.22)%

INVESTMENT INCOME

Interest income for the three months ended March 31, 2004 was $152,794 compared to the three months ended March 31, 2003 of $146,856. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income fluctuates with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the three months ended March 31, 2004 was $2,689 compared to the three months ended March 31, 2003 of $536. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the three months ended March 31, 2004 was $113,795 compared to the three months ended March 31, 2003 of $76,311. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the period. For the three months ended March 31, 2004, trading activity increased in volume in comparison to that of the three months ended March 31, 2003. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the three months ended March 31, 2004 were $264,112 compared to the three months ended March 31, 2003 of $196,805. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees in 2004 was due to the overall increase in assets under management from $48,206,353 at March 31, 2003 to $69,281,395 at March 31, 2004.

Incentive fees for the three months ended March 31, 2004 were $602,651 compared to the three months ended March 31, 2003 of $0. Incentive fees fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership at each quarter-end. For the three months ended March 31, 2003, there were no net trading profits.

Professional fees and other expenses for the three months ended March 31, 2004 were $64,287 compared to the three months ended March 31, 2003 of $63,954. Professional fees and other expenses remained relatively stable for the three months ended March 31, 2004 as compared to the same period in 2003.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three months ended March 31, 2004 and 2003:

	Three Months Ended March 31,
	2004	2003
Exchange traded:
Interest rate futures and options	$196	$(774)
Foreign exchange futures	(4)	(9)
Commodity futures and options	131	—
Equity index futures	1,967	(976)
Bond futures	(548)	—
Over-the-counter contracts:
Foreign exchange forwards and options	3,227	(31)
Commodity swaps	721	(283)
Equity index swaps	(51)	(85)
Forward rate agreements	—	(16)
Interest rate swaps	—	(35)
Non-financial derivative instruments	755	(212)

Total	$6,394	$(2,421)

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

	Three Months Ended,
	March 31, 2004	March 31, 2003
Net realized and unrealized gains (losses) on trading activities as a percentage of average Net Assets	10.7%	(5.0)%
Brokerage commissions and fees as a percentage of average Net Assets	0.2%	0.2%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	9.3%	0.0%

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

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $66,562,892 and $51,326,211 represented approximately 88% and 87% of the Partnership’s assets as of March 31, 2004 and December 31, 2003. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

NEW ACCOUNTING PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public” entities under SFAS 150, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership adopted SFAS 150 on January 1, 2004. The Partnership has amended its Limited Partnership Agreement to clarify that limited partner interests are not mandatorily redeemable upon an event certain to occur as defined in SFAS 150. Therefore, the adoption of SFAS 150 did not affect the presentation of the Partnership’s financial position and ratios to average net assets.

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

The following table illustrates the VaR for each component of market risk as of March 31, 2004 and December 31, 2003. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	March 31, 2004	December 31, 2003
Interest rate risk	$871,290	$1,282,353
Foreign exchange risk	1,078,531	50,494
Equity index risk	1,320,569	17,416
Non-financial derivative risk	707,984	556,394
Correlation offset(1)	(2,571,374)	(1,356,926)

Aggregate VaR	$1,407,000	$549,731

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.

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

The following table illustrates the Partnership’s high, low and average daily VaR during the three and twelve months ended March 31, 2004 and December 31, 2003 for each component of market risk noted above:

	March 31, 2004			December 31, 2003
Risk Factors	High(2)	Low(2)	Average	High(2)	Low(2)	Average
Interest rate risk	$1,618,654	$56,418	$479,964	$650,116	$114,740	$243,327
Foreign exchange risk	383,624	808,195	730,715	856,664	114,123	248,257
Equity index risk	2,049,995	331,695	796,934	1,081,240	165,731	309,518
Non-financial derivative risk	197,649	286,442	434,144	632,014	54,717	223,765
Correlation offset(1)	(2,419,922)	(1,084,750)	(1,415,757)	(1,382,034)	(288,311)	(353,867)

Aggregate VaR	$1,830,000	$398,000	$1,026,000	$1,838,000	$161,000	$671,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.

(2)	The balances shown for each component of market risk represent their daily VARs on the day that the Partnership experienced its highest and lowest daily Aggregate VAR during the period.

At March 31, 2004, the Partnership’s primary market exposure was to foreign exchange and equity index risks.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At March 31, 2004 the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

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

The Partnership’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of March 31, 2004. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of March 31, 2004. There were no material changes in the Partnership’s internal control over financial reporting during the first quarter of 2004.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on September 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on September 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 15,383 Units having an aggregate value of $75,723,863 have been sold through April 1, 2004.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

In early May 2004, the Partnership’s Limited Partners with the consent of the General Partner approved the adoption of the Third Amended and Restated Limited Partnership Agreement, dated as of May 12, 2004.

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

Additional information regarding these and other important factors that could cause actual results to differ from those in the Partnership’s forward-looking statements is contained in the Partnership’s Form 10-K for the fiscal year ended December 31, 2003. The Partnership hereby incorporates by reference those risk factors into this Form 10-Q. Other additional information regarding important factors that cause results to differ from those in the Partnership’s forward looking statements are contained in the Partnership’s periodic filings with the Securities & Exchange Commission.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

3.01	Form of Third Amended and Restated Limited Partnership Agreement.

31.1	Certification Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TUDOR FUND FOR EMPLOYEES L.P.

By:	Second Management LLC, General Partner

By:	/s/ MARK F. DALTON

Mark F. Dalton, President and Chief Executive Officer of the General Partner

By:	/s/ JOHN R. TORELL

John R. Torell, Chief Financial Officer of the General Partner

May 13, 2004