Form 10-Q
period 2004-06-30
TUDOR FUND FOR EMPLOYEES LP
filed 2004-08-13
CIK 861895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 6/30/04

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

TUDOR FUND FOR EMPLOYEES L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	June 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)	(AUDITED)
Assets:
Cash and cash equivalents	$74,067,582	$51,326,211
Due from brokers	4,272,124	7,368,022

Total assets	$78,339,706	$58,694,233

Liabilities and partners’ capital:
Liabilities:
Pending partner additions	$4,939,469	$2,045,527
Redemptions payable	4,264,163	2,036,104
Incentive fee payable	265,727	—
Management fee payable	194,841	221,828
Accrued professional fees and other	127,672	117,179

Total liabilities	9,791,872	4,420,638

Partners’ capital:
Limited Partners, 20,000 units authorized and 4,964.062 and 4,383.242 units outstanding as of June 30, 2004 and December 31, 2003	65,936,699	51,944,007
General Partner, 196.580 units outstanding as of June 30, 2004 and December 31, 2003	2,611,135	2,329,588

Total partners’ capital	68,547,834	54,273,595

Total liabilities and partners’ capital	$78,339,706	$58,694,233

Net asset value per unit	$13,282.81	$11,850.59

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2004 (unaudited)	Cost (Proceeds)	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)
Futures
Foreign exchange		$32,000	0.05%
Equity index		(175,750)	(0.26)

Total futures		(143,750)	(0.21)

Forwards
Foreign exchange		118,630	0.17

Short contracts(1)
Options
Commodity	$(66,870)	$(14,585)	(0.02)%
Futures
Foreign exchange		(32,000)	(0.05)
Forwards
Foreign exchange		(10,792)	(0.02)

(1)	All such amounts are included, net, in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2003 (audited)	Cost (Proceeds)	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)
Options
Metal	$66,980	$134,677	0.25%
Futures
Bond		443,052	0.82
Interest rate		212,500	0.39
Commodity		425	0.00
Foreign exchange		(140,080)	(0.26)

Total futures		515,897	0.95

Forwards
Metal		12,680	0.02
Swaps
Equity index		1,168,183	2.15
Short contracts(1)
Futures
Foreign exchange		$138,720	0.26%
Bond		137,530	0.25
Equity index		(190,512)	(0.35)

Total futures		85,738	0.16

Forwards
Foreign exchange		(281)	0.00

(1)	All such amounts are included, net, in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED JUNE 30,		SIX MONTHS ENDED JUNE 30,
	2004	2003	2004	2003
Investment income
Interest	$174,356	$154,882	$327,150	$301,738

Total investment income	174,356	154,882	327,150	301,738

Investment expense
Brokerage commissions	103,875	120,318	217,670	196,629
Interest	2,311	13,025	5,000	13,561

Total investment expenses	106,186	133,343	222,670	210,190

Net investment income	68,170	21,539	104,480	91,548
Operating expenses
Management fee	292,735	211,633	556,847	408,438
Incentive fee	265,727	11,580	868,378	11,580
Professional fees and other	51,956	56,199	116,243	120,153

Total operating expenses	610,418	279,412	1,541,468	540,171

Total expenses	716,604	412,755	1,764,138	750,361

Net operating loss	(542,248)	(257,873)	(1,436,988)	(448,623)

Net realized and unrealized gains/losses on trading activities
Net realized gain	6,849,174	2,512,074	11,617,994	997,003
Change in net unrealized appreciation (depreciation)	(3,624,114)	765,881	(1,885,180)	(63,316)

Net realized and unrealized gains	3,225,060	3,277,955	9,732,814	933,687

Net increase in net assets resulting from operations	$2,682,812	$3,020,082	$8,295,826	$485,064

Limited Partners’ net increase in net assets resulting from operations	$2,590,948	$2,899,635	$8,014,279	$475,853
General Partner’s net increase in net assets resulting from operations	91,864	120,447	281,547	9,211

Net increase in net assets resulting from operations	$2,682,812	$3,020,082	$8,295,826	$485,064

Change in net asset value per unit	$467.31	$612.66	$1,432.22	$46.81

Net increase in net assets per unit	$486.26	$619.18	$1,544.38	$102.86

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2003 (AUDITED)

	Limited Partners		General Partner			Net Asset Value Per Unit
	Units	Capital	Units	Capital	Total Capital
Partners’ Capital, December 31, 2002	3,990.202	$43,232,851	196.580	$2,129,895	$45,362,746	$10,834.75
Net increase in net assets resulting from operations	—	5,115,684	—	199,693	5,315,377
TIC 401(k) Plan unit adjustment(a)	27.598	—	—	—	—
Capital contributions	1,003.074	10,708,900	—	—	10,708,900
Capital redemptions	(637.632)	(7,113,428)	—	—	(7,113,428)

Partners’ Capital, December 31, 2003(b)	4,383.242	51,944,007	196.580	2,329,588	54,273,595	$11,850.59
Net increase in net assets resulting from operations	—	8,014,279	—	281,547	8,295,826
TIC 401(k) Plan unit adjustment(a)	23.276	—	—	—	—
Capital contributions	1,382.438	16,548,706	—	—	16,548,706
Capital redemptions	(824.894)	(10,570,293)	—	—	(10,570,293)

Partners’ Capital, June 30, 2004(b)	4,964.062	$65,936,699	196.580	$2,611,135	$68,547,834	$13,282.81

(a)	See Note 3—Capital Accounts
(b)	See Note 3—Redemption of Units

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2004

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

2. Summary of Significant Accounting Policies

The financial statements have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

2. Summary of Significant Accounting Policies (continued)

Derivative Contracts (continued)

Assets and liabilities at June 30, 2004 and December 31, 2003 relating to the Partnership’s derivative contracts are recorded on the statements of financial condition on a net basis for counterparties with master agreements with netting provisions. On the condensed schedules of investments, derivatives are presented net by type of derivative contract, considering long and short contracts separately.

Fair Value of Financial Instruments

The fair value of the Partnership’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and overnight time deposits of $68,700,000 and $49,000,000 with one European bank as of June 30, 2004 and December 31, 2003. At June 30, 2004 and December 31, 2003, there were no significant foreign currency balances.

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

3. Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net increase in net assets resulting from operations is determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of July 1, 2004 and January 1, 2004 was $13,423,447 and $11,123,065, respectively.

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

5. Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only forward contract counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts. At June 30, 2004 and December 31, 2003, the amounts on deposit with BPL as margin for forward contracts were $1,523,761 (including $107,838 in net unrealized gains) and $2,562,105 (including $12,399 in net unrealized gains). The Partnership earned interest income of $3,850 and $8,082 for the three and six months ended June 30, 2004 and $4,511 and $9,415 for the three and six months ended June 30, 2003, from deposits of collateral with BPL.

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

7. Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of June 30, 2004, the Partnership pledged $2,270,000 of cash collateral and no cash collateral had been received. As of December 31, 2003, the Partnership had pledged $142,000 of cash collateral and no cash collateral had been received. The Partnership records cash collateral posted as due from brokers.

The amounts of net unrealized gains (losses) on swaps, futures, options and forward contracts as of June 30, 2004 and December 31, 2003 are ($15,627) and $1,885,103, which are the amounts of credit risk related to these instruments before the benefit of any collateral.

8. Financial Highlights

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
Per unit operating performance:
Net asset value per unit, beginning of the period	$12,815.50	$11,850.59	$10,268.90	$10,834.75
Income from investment operations:
Net operating loss	(125.10)	(314.76)	(63.68)	(64.65)
Net realized and unrealized gain on trading activities	592.41	1,746.98	676.34	111.46

Total from investment operations	467.31	1,432.22	612.66	46.81

Net asset value per unit, end of period	$13,282.81	$13,282.81	$10,881.56	$10,881.56

Total return:
Total return before incentive fee	4.11%	13.71%	6.00%	0.46%
Incentive fee	(0.46)%	(1.62)%	(0.03)%	(0.03)%

Total return after incentive fee	3.65%	12.09%	5.97%	0.43%

Ratios to average net assets:
Net investment income	0.10%	0.16%	0.04%	0.18%
Net operating loss(1)	(0.97)%	(2.63)%	(0.61)%	(1.09)%
Total expenses before incentive fee	0.66%	1.53%	0.88%	1.66%
Incentive fee	0.46%	1.59%	0.03%	0.03%

Total expenses including incentive fee	1.12%	3.12%	0.91%	1.69%

(1)	Includes incentive fees

The per unit operating performance, total return and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding TIC 401(k) Plan net assets, units and related income and expenses—see Note 2) respectively, for the three and six months ended June 30, 2004 and 2003. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three and six months ended June 30, 2004 and 2003. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions. The total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that the TIC 401(k) Plan is not charged management or incentive fees (Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the Limited Partners’ capital for such period. The financial highlights ratios presented above are not annualized.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements of the Partnership and related notes thereto.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in conformity with U.S. generally accepted accounting principles. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect amounts reported in the financial statements and accompanying notes. Management believes that the estimates utilized in preparing its financial statements are reasonable and prudent; however, actual results may vary from these estimates. For a description of critical accounting policies see Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Partnership’s Form 10-K for the year ended December 31, 2003.

The Partnership values derivative contracts at independent market values when readily available from major exchanges. Otherwise, valuations are based on independent broker quotations or pricing models that consider the time value of money, volatility, and the current market and contractual prices of the underlying financial instruments.

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“LP Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“GP Units” and collectively with LP Units, “Units”) for $400,000. From inception through July 1, 2004, the Partnership received total Limited Partner subscriptions and contributions of $80,663,332 and had total withdrawals (inclusive of trading gains) of $54,369,738. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on March 31, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of July 1, 2004 was $2,611,135 representing approximately 4% of the Partnership’s equity. At July 1, 2004, the Partnership had a total of 159 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the TIC 401(k) Plan, a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through July 1, 2004 of $6,478,899. The TIC 401(k) Plan’s equity in the Partnership as of July 1, 2004 was $13,423,447 representing approximately 18.27% of the Partnership’s equity or approximately 19.82% excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of LP Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the quarter ended June 30, 2004 were positive overall and mixed across a range of markets and instruments. The Partnership benefited from positions held in currencies and global fixed income as the U.S. dollar rebounded against the Euro and the Japanese Yen after reaching new lows earlier in the quarter, while interest rates in Japan continue to reach new highs and interest rates in the U.S. increased on speculation of a rate hike at the end of the quarter. The Partnership suffered losses in the equity markets and from positions in commodities for the quarter ended June 30, 2004.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30, 2003

The Partnership reported a net increase in net assets resulting from operations of $2,682,812 and $8,295,826 for the three and six months ended June 30, 2004 compared to a net increase in net assets resulting from operations of $3,020,082 and $485,064 for the three and six months ended June 30, 2003.

The following table compares Net Asset Value per Unit for the three and six months ended June 30, 2004 and 2003:

	Net Asset Value per Unit	Change in Net Asset Value Per Unit
		Three Months Ended June 30		Six Months Ended June 30
June 30, 2004	$13,282.81	$467.31	3.65%	$1,432.22	12.09%
June 30, 2003	$10,881.56	$612.66	5.97%	$46.81	0.43%

INVESTMENT INCOME

Interest income for the three and six months ended June 30, 2004 was $174,356 and $327,150 compared to the three and six months ended June 30, 2003 of $154,882 and $301,738. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income fluctuates with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the three and six months ended June 30, 2004 was $2,311 and $5,000 compared to the three and six months ended June 30, 2003 of $13,025 and $13,561. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the three and six months ended June 30, 2004 was $103,875 and $217,670 compared to the three and six months ended June 30, 2003 of $120,318 and $196,629. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the period. Trading activity remained relatively stable for the three and six months ended June 30, 2004 as compared to same period in 2003. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the three and six months ended June 30, 2004 were $292,735 and $556,847 compared to the three and six months ended June 30, 2003 of $211,633 and $408,438. Because management fees are calculated as a percentage of the Partnership’s net assets, the increase in fees in 2004 was due to the overall increase in assets under management from $52,129,376 at June 30, 2003 to $68,547,834 at June 30, 2004.

Incentive fees for the three and six months ended June 30, 2004 were $265,727 and $868,378 compared to the three and six months ended June 30, 2003 of $11,580. Incentive fees fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership at each quarter-end. For the three months ended March 31, 2003, there were no net trading profits.

Professional fees and other expenses for the three and six months ended June 30, 2004 were $51,956 and $116,243 compared to the three and six months ended June 30, 2003 of $56,199 and $120,153. Professional fees and other expenses remained relatively stable for the three and six months ended June 30, 2004 as compared to the same period in 2003.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three and six months ended June 30, 2004 and 2003:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Exchange traded :
Interest rate futures and options	$(8)	$1,537	$188	$763
Foreign exchange futures	(5)	57	(9)	48
Commodity futures and options	7	75	138	75
Equity index futures	(549)	(363)	1,418	(1,339)
Bond futures	3,741	—	3,193	—
Over-the-counter contracts:
Foreign exchange forwards and options	1,126	2,086	4,353	2,055
Commodity swaps	(432)	(22)	289	(305)
Equity index swaps	5	(157)	(46)	(242)
Forward rate agreements	—	—	—	(16)
Interest rate swaps	—	—	—	(35)
Non-financial derivative instruments	(764)	(55)	(9)	(267)

Total	$3,121	$3,158	$9,515	$737

As the Partnership is a speculative trader in the commodities markets, current period results are generally not comparable to prior period’s results. The following table illustrates the Partnership’s net realized and unrealized gains and losses on trading activities as a percentage of average Net Assets, brokerage commissions and fees as a percentage of average Net Assets, and incentive fees as a percentage of net realized and unrealized gains and losses on trading activities (these percentages are not annualized):

	Three Months Ended,		Six Months Ended,
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net realized and unrealized gains on trading activities as a percentage of average Net Assets	4.6%	6.4%	15.1%	1.9%
Brokerage commissions and fees as a percentage of average Net Assets	0.1%	0.2%	0.3%	0.4%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	8.2%	0.4%	8.9%	1.2%

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

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $74,067,582 and $51,326,211 represented approximately 95% and 87% of the Partnership’s assets as of June 30, 2004 and December 31, 2003. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

The following table illustrates the VaR for each component of market risk as of June 30, 2004 and December 31, 2003. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	June 30, 2004	December 31, 2003
Interest rate risk	$40,703	$1,282,353
Foreign exchange risk	596,263	50,494
Equity index risk	156,284	17,416
Non-financial derivative risk	—	556,394
Correlation offset(1)	(433,250)	(1,356,926)

Aggregate VaR	$360,000	$549,731

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.

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

The following table illustrates the Partnership’s high, low and average daily VaR during the six and twelve months ended June 30, 2004 and December 31, 2003 for each component of market risk noted above:

	June 30, 2004			December 31, 2003
Risk Factors	High(2)	Low(2)	Average	High(2)	Low(2)	Average
Interest rate risk	$1,008,870	$33,328	$447,671	$650,116	$114,740	$243,327
Foreign exchange risk	995,294	466,666	652,843	856,664	114,123	248,257
Equity index risk	2,086,493	187,255	825,845	1,081,240	165,731	309,518
Non-financial derivative risk	172,220	—	316,320	632,014	54,717	223,765
Correlation offset(1)	(1,502,877)	(420,249)	(1,129,679)	(1,382,034)	(288,311)	(353,867)

Aggregate VaR	$2,760,000	$267,000	$1,113,000	$1,838,000	$161,000	$671,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.
(2)	The balances shown for each component of market risk represent their daily VaRs on the day that the Partnership experienced its highest and lowest daily Aggregate VaR during the period.

At June 30, 2004, the Partnership’s primary market exposure was to foreign exchange and equity index risks.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At June 30, 2004 the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

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

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of June 30, 2004. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of June 30, 2004. There were no material changes in the Partnership’s internal control over financial reporting during the second quarter of 2004.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on September 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on September 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 15,754 Units having an aggregate value of $80,663,332 have been sold through July 1, 2004.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF UNIT HOLDERS

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

(b) Reports on Form 8-K

The Partnership did not file any reports on Form 8-K during the three months ended June 30, 2004.

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

August 13, 2004