Form 10-Q
period 2004-09-30
TUDOR FUND FOR EMPLOYEES LP
filed 2004-11-15
CIK 861895

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED: 9/30/04

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

TUDOR FUND FOR EMPLOYEES L.P.

QUARTERLY REPORT ON FORM 10-Q

PART I—FINANCIAL INFORMATION

Item 1.—Financial Statements

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF FINANCIAL CONDITION

	SEPTEMBER 30, 2004	DECEMBER 31, 2003
	(UNAUDITED)	(AUDITED)
Assets:
Cash and cash equivalents	$65,900,269	$51,326,211
Due from brokers	7,082,316	7,368,022

Total assets	$72,982,585	$58,694,233

Liabilities and partners’ capital:
Liabilities:
Pending partner additions	$1,317,761	$2,045,527
Redemptions payable	150,000	2,036,104
Management fee payable	195,688	221,828
Accrued professional fees and other	152,777	117,179

Total liabilities	1,816,226	4,420,638

Partners’ capital:
Limited Partners, 20,000 units authorized and 5,313.946 and 4,383.242 units outstanding as of September 30, 2004 and December 31, 2003	68,627,603	51,944,007
General Partner, 196.580 units outstanding as of September 30, 2004 and December 31, 2003	2,538,756	2,329,588

Total partners’ capital	71,166,359	54,273,595

Total liabilities and partners’ capital	$72,982,585	$58,694,233

Net asset value per unit	$12,914.62	$11,850.59

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2004 (unaudited)	Cost (Proceeds)	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)
Options
Foreign exchange	$181,089	$251,915	0.35%
Futures
Foreign exchange		(179,200)	(0.25)
Equity index		28,418	0.04
Bond		(6,562)	(0.01)

Total futures		(157,344)	(0.22)

Swaps
Equity		5,400	0.01
Forwards
Foreign exchange		30,566	0.04
Short contracts(1)
Futures
Foreign exchange		$178,800	0.25
Equity index		489,339	0.69

Total futures		668,139	0.94

(1)	All such amounts are included, net, in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2003 (audited)	Cost (Proceeds)	Market or Fair Value	Percent of Partners’ Capital
Long contracts(1)
Options
Metal	$66,980	$134,677	0.25%
Futures
Bond		443,052	0.82
Interest rate		212,500	0.39
Commodity		425	0.00
Foreign exchange		(140,080)	(0.26)

Total futures		515,897	0.95

Forwards
Metal		12,680	0.02
Swaps
Equity index		1,168,183	2.15
Short contracts(1)
Futures
Foreign exchange		$138,720	0.26%
Bond		137,530	0.25
Equity index		(190,512)	(0.35)

Total futures		85,738	0.16

Forwards
Foreign exchange		(281)	0.00

(1)	All such amounts are included, net, in due from brokers on the statements of financial condition.

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,		NINE MONTHS ENDED SEPTEMBER 30,
	2004	2003	2004	2003
Investment income
Interest	$261,715	$136,473	$588,865	$438,211

Total investment income	261,715	136,473	588,865	438,211

Investment expense
Brokerage commissions	54,922	88,215	272,592	284,844
Interest	249	10,279	5,249	23,840

Total investment expenses	55,171	98,494	277,841	308,684

Net investment income	206,544	37,979	311,024	129,527
Operating expenses
Management fee	295,024	218,074	851,871	626,512
Incentive fee	—	482,958	868,378	494,538
Professional fees and other	89,755	75,879	205,998	196,032

Total operating expenses	384,779	776,911	1,926,247	1,317,082

Total expenses	439,950	875,405	2,204,088	1,625,766

Net operating loss	(178,235)	(738,932)	(1,615,223)	(1,187,555)

Net realized and unrealized gains/(losses) on trading activities
Net realized gain (loss)	(2,427,099)	4,501,619	9,190,895	5,498,622
Change in net unrealized appreciation (depreciation)	636,977	903,744	(1,248,203)	840,428

Net realized and unrealized gains (losses)	(1,790,122)	5,405,363	7,942,692	6,339,050

Net increase (decrease) in net assets resulting from operations	$(1,968,357)	$4,666,431	$6,327,469	$5,151,495

Limited Partners’ net increase (decrease) in net assets resulting from operations	$(1,895,978)	$4,480,740	$6,118,305	$4,956,593
General Partner’s net increase (decrease) in net assets resulting from operations	(72,379)	185,691	209,168	194,902

Net increase (decrease) in net assets resulting from operations	$(1,968,357)	$4,666,431	$6,327,473	$5,151,495

Change in net asset value per unit	$(368.19)	$944.65	$1,064.03	$991.46

Net increase (decrease) in net assets per unit	$(356.13)	$968.99	$1,166.69	$1,084.76

See accompanying notes to financial statements.

TUDOR FUND FOR EMPLOYEES L.P.

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

AND THE YEAR ENDED DECEMBER 31, 2003 (AUDITED)

	Limited Partners		General Partner			Net Asset Value Per Unit
	Units	Capital	Units	Capital	Total Capital
Partners’ Capital, December 31, 2002	3,990.202	$43,232,851	196.580	$2,129,895	$45,362,746	$10,834.75
Net increase in net assets resulting from operations	—	5,115,684	—	199,693	5,315,377
TIC 401(k) Plan unit adjustment(a)	27.598	—	—	—	—
Capital contributions	1,003.074	10,708,900	—	—	10,708,900
Capital redemptions	(637.632)	(7,113,428)	—	—	(7,113,428)

Partners’ Capital, December 31, 2003(b)	4,383.242	51,944,007	196.580	2,329,588	54,273,595	$11,850.59
Net increase in net assets resulting from operations	—	6,118,305	—	209,168	6,327,473
TIC 401(k) Plan unit adjustment(a)	28.334	—	—	—	—
Capital contributions	1,754.307	21,488,175	—	—	21,488,175
Capital redemptions	(851.937)	(10,922,884)	—	—	(10,922,884)

Partners’ Capital, September 30, 2004(b)	5,313.946	$68,627,603	196.580	$2,538,756	$71,166,359	$12,914.62

(a)	See Note 3—Capital Accounts
(b)	See Note 3—Redemption of Units

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2004

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

2. Summary of Significant Accounting Policies (continued)

Derivative Contracts (continued)

Assets and liabilities at September 30, 2004 and December 31, 2003 relating to the Partnership’s derivative contracts are recorded on the statements of financial condition on a net basis for counterparties with master agreements with netting provisions. On the condensed schedules of investments, derivatives are presented net by type of derivative contract, considering long and short contracts separately.

Fair Value of Financial Instruments

The fair value of the Partnership’s assets and liabilities that qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Cash and Cash Equivalents

Cash and cash equivalents consists of cash and overnight time deposits of $64,300,000 and $49,000,000 with one European bank as of September 30, 2004 and December 31, 2003. At September 30, 2004 and December 31, 2003, there were no significant foreign currency balances.

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

2. Summary of Significant Accounting Policies (continued)

New Accounting Pronouncement

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public” entities under SFAS 150 such as the Partnership, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership adopted SFAS 150 on January 1, 2004. The Partnership has amended its Limited Partnership Agreement to clarify that limited partner interests are not mandatorily redeemable upon an event certain to occur as defined in SFAS 150. Therefore, the adoption of SFAS 150 did not affect the presentation of the Partnership’s financial position and ratios to average net assets.

3. Capital Accounts

Subscriptions and Capital Contributions

Each partner, including the General Partner, has a capital account with an initial balance equal to the amount such partner paid for its units of partnership interest. The Partnership’s net increase (decrease) in net assets resulting from operations is determined monthly, and any increase or decrease from the end of the preceding month is added to or subtracted from the capital accounts of the partners based on the ratio that the balance of each capital account bears in relation to the balance of all capital accounts as of the beginning of the month. The number of units held by the TIC 401(k) Plan will be restated as necessary for management and incentive fees attributable to units held at the beginning of each month by the TIC 401(k) Plan to equate the per unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per unit value. The TIC 401(k) Plan’s equity in the Partnership as of October 1, 2004 and January 1, 2004 was $13,198,217 and $11,123,065, respectively.

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

Pending Partner Additions

Pending partner additions is comprised of cash received prior to month-end for which units are issued on the first day of the subsequent month. Pending partner additions do not participate in the earnings or losses of the Partnership until the related units are issued.

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

5. Related Party Transactions

The General Partner, due to its relationship with its affiliates and certain other parties, may enter into certain related party transactions. Bellwether Partners LLC (“BPL”), a Delaware limited liability company and an affiliate of the General Partner, is the Partnership’s only forward contract counterparty. BPL does not charge commissions for transacting the Partnership’s foreign exchange and commodity forward contracts. At September 30, 2004 and December 31, 2003, the amounts on deposit with BPL as margin for forward contracts were $2,333,227 (including $30,566 in net unrealized gains) and $2,562,105 (including $12,399 in net unrealized gains). The Partnership earned interest income of $5,534 and $13,616 for the three and nine months ended September 30, 2004 and $4,464 and $13,879 for the three and nine months ended September 30, 2003, from deposits of collateral with BPL.

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

7. Derivative Contracts

The Partnership has Collateral Agreements with its counterparties whereby the Partnership obtains and is required to pledge collateral. The Partnership monitors the value of its derivative transactions on a daily basis and will obtain or pull back excess collateral when appropriate. As of September 30, 2004 and December 31, 2003, excluding the amount with BPL described in Note 5, the Partnership pledged $120,000 and $142,000 of cash collateral and no cash collateral had been received. The Partnership records cash collateral posted as due from brokers.

The amounts of net unrealized gains (losses) on swaps, futures, options and forward contracts as of September 30, 2004 and December 31, 2003 are $617,585 and $1,885,103, which are the amounts of credit risk related to these instruments before the benefit of any collateral.

8. Financial Highlights

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
Per unit operating performance:
Net asset value per unit, beginning of the period	$13,282.81	$11,850.59	$10,881.56	$10,834.75
Income from investment operations:
Net operating loss	(47.39)	(357.04)	(189.69)	(291.66)
Net realized and unrealized gain (loss) on trading activities	(320.80)	1,421.07	1,134.34	1,283.12

Total from investment operations	(368.19)	1,064.03	944.65	991.46

Net asset value per unit, end of period	$12,914.62	$12,914.62	$11,826.21	$11,826.21

Total return:
Total return before incentive fee	(2.77)%	10.56%	9.81%	10.34%
Incentive fee	0.00%	(1.58)%	(1.13)%	(1.19)%

Total return after incentive fee	(2.77)%	8.98%	8.68%	9.15%

Ratios to average net assets:
Net investment income	0.29%	0.45%	0.07%	0.25%
Net operating loss(1)	(0.37)%	(2.91)%	(1.71)%	(2.84)%
Total expenses before incentive fee	0.44%	2.22%	0.84%	2.49%
Incentive fee	0.00%	1.54%	1.13%	1.19%

Total expenses including incentive fee	0.44%	3.76%	1.97%	3.68%

(1)	Includes incentive fees

The per unit operating performance, total return and ratios are computed based upon the average units outstanding and average net assets for the Limited Partner interests (excluding TIC 401(k) Plan net assets, units and related income and expenses—see Note 2) respectively, for the three and nine months ended September 30, 2004 and 2003. Total return is calculated as the change in the net asset value of the Limited Partner interests for the three and nine months ended September 30, 2004 and 2003. The total return and ratios calculated for an individual Limited Partner may vary based on the timing of capital transactions. The total return and ratios for the TIC 401(k) Plan will vary due to the timing of capital transactions and due to the fact that the TIC 401(k) Plan is not charged management or incentive fees (Note 2). The average net assets for the Limited Partner interests used in the above ratios is calculated by adding any redemptions payable effective at the end of the period to the Limited Partners’ capital for such period. The financial highlights ratios presented above are not annualized.

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

OVERVIEW AND BUSINESS

The Partnership commenced operations on July 2, 1990. Following the closing of the initial offering period, the Partnership had 37 Limited Partners who subscribed for 421 units of Limited Partnership Interest (“LP Units”) for $421,000. In addition, the General Partner purchased 400 units of General Partnership Interest (“GP Units” and collectively with LP Units, “Units”) for $400,000. From inception through October 1, 2004, the Partnership received total Limited Partner subscriptions and contributions of $81,981,092 and had total withdrawals (inclusive of trading gains) of $54,722,326. In addition, the General Partner contributed $1,900,000 since inception. The General Partner redeemed $2,000,000 (inclusive of trading gains) on March 31, 1994 and $1,400,000 (inclusive of trading gains) on December 31, 1996. The General Partner’s equity in the Partnership as of October 1, 2004 was $2,538,756 representing approximately 4% of the Partnership’s equity. At October 1, 2004, the Partnership had a total of 157 Limited Partners.

As specified in its Limited Partnership Agreement, the Partnership may accept investments from certain employee benefit plans of affiliates to the extent that such investments do not exceed 25% of the aggregate value of outstanding Units, excluding Units held by the General Partner, TIC, and certain of their affiliates. On August 1, 1995, the Partnership accepted an investment of $99,306 from the TIC 401(k) Plan, a qualified plan organized for the benefit of employees of TIC and certain of its affiliates. The Partnership has received TIC 401(k) Plan contributions in the aggregate amount from inception through October 1, 2004 of $7,250,840. The TIC 401(k) Plan’s equity in the Partnership as of October 1, 2004 was $13,198,217 representing approximately 18.21% of the Partnership’s equity or approximately 19.74% excluding Units held by the General Partner, TIC and certain of their affiliates. TIC has waived its right to receive management and incentive fees attributable to Units held by the TIC 401(k) Plan. The number of LP Units held by the TIC 401(k) Plan will be restated as necessary to equate the per Unit value of the TIC 401(k) Plan’s capital account with the Partnership’s per Unit value. Furthermore, BPL does not charge commissions for transacting the Partnership’s foreign exchange spot and forward and commodity forward contracts.

CURRENT MARKET ENVIRONMENT

The Partnership’s trading results for the quarter ended September 30, 2004 was mixed across a range of markets and strategies. Trading results in currencies and fixed income were negative as uncertainty prevailed as the dominant theme in global markets. Surging oil prices and softer economic news, and the ambiguity of the U.S. presidential election and the Iraq conflict all served as contributing factors.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003

The Partnership reported a net increase (decrease) in net assets resulting from operations of ($1,968,357) and $6,327,473 for the three and nine months ended September 30, 2004 compared to a net increase in net assets resulting from operations of $4,666,431 and $5,151,495 for the three and nine months ended September 30, 2003.

The following table compares Net Asset Value per Unit for the three and nine months ended September 30, 2004 and 2003:

		Change in Net Asset Value Per Unit
	Net Asset Value per Unit	Three Months Ended September 30		Nine Months Ended September 30
September 30, 2004	$12,914.62	$(368.19)	(2.77)%	$1,064.03	8.98%
September 30, 2003	$11,826.21	$944.65	8.68%	$991.46	9.15%

INVESTMENT INCOME

Interest income for the three and nine months ended September 30, 2004 was $261,715 and $588,865 compared to the three and nine months ended September 30, 2003 of $136,473 and $438,211. The Partnership earns interest income on cash and cash equivalents maintained with banks or in trading accounts held with clearing brokers and counterparties and used by the Partnership as collateral to engage in futures, option and forward contracts and other commodity interest contracts. The Partnership’s interest income fluctuates with its levels of collateral pledged with counterparties as well as changes in overall interest rates.

INVESTMENT EXPENSE

Interest expense for the three and nine months ended September 30, 2004 was $249 and $5,249 compared to the three and nine months ended September 30, 2003 of $10,279 and $23,840. The Partnership’s interest expense will fluctuate with its levels of collateral pledged by counterparties.

Brokerage commissions expense for the three and nine months ended September 30, 2004 was $54,922 and $272,592 compared to the three and nine months ended September 30, 2003 of $88,215 and $284,844. These expenses represent all brokerage commissions, exchange, National Futures Association and other fees incurred in connection with the execution and clearing of commodity interest trades and will vary based on the Partnership’s trading activity during the period. Trading activity remained relatively stable for the three and nine months ended September 30, 2004 as compared to same period in 2003. The General Partner anticipates that the Partnership will normally pay approximately 1% of its average Net Assets in brokerage commissions and other transaction costs and charges annually.

OPERATING EXPENSES

Management fees for the three and nine months ended September 30, 2004 were $295,024 and $851,871 compared to the three and nine months ended September 30, 2003 of $218,074 and $626,512. Because management fees are calculated as a percentage of the Partnership’s net assets, excluding net assets attributable to the Tudor 401k plan which are not charged management fees, the increase in fees in 2004 was due to the overall increase in such assets under management from $44,573,778 at September 30, 2003 to $58,092,903 at September 30, 2004.

Incentive fees for the three and nine months ended September 30, 2004 were $0 and $868,378 compared to the three and nine months ended September 30, 2003 of $482,958 and $494,538. Incentive fees fluctuate based on the amount, if any, of Net Trading Profits earned by the Partnership at each quarter-end. For the three months ended September 30, 2004, there were no net trading profits.

Professional fees and other expenses for the three and nine months ended September 30, 2004 were $89,755 and $205,998 compared to the three and nine months ended September 30, 2003 of $75,879 and $196,032. Professional fees and other expenses remained relatively stable for the three and nine months ended September 30, 2004 as compared to the same period in 2003.

NET REALIZED AND UNREALIZED GAINS (LOSSES) ON TRADING ACTIVITIES

Net realized and unrealized trading gains and losses are recorded in the statements of operations. The following table summarizes the components (in thousands) of net realized and unrealized gains and losses, net of brokerage commissions, for the three and nine months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Exchange traded :
Interest rate futures and options	$(3)	$2,509	$184	$3,272
Foreign exchange futures	(2)	142	(11)	190
Commodity futures and options	(214)	123	(302)	198
Equity index futures	364	663	1,782	(676)
Bond futures and options	(952)	—	2,466	—

Over-the-counter contracts:
Foreign exchange forwards and options	(1,142)	1,542	3,211	3,597
Commodity swaps	(19)	(30)	271	(335)
Equity index swaps	5	(93)	(41)	(335)
Forward rate agreements	—	—	—	(16)
Interest rate swaps	—	—	—	(35)
Non-financial derivative instruments	118	461	110	194

Total	$(1,845)	$5,317	$7,670	$6,054

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

	Three Months Ended,		Nine Months Ended,
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003
Net realized and unrealized gains (losses) on trading activities as a percentage of average Net Assets	(2.5)%	10.2%	11.9%	18.0%
Brokerage commissions and fees as a percentage of average Net Assets	0.1%	0.2%	0.4%	0.7%
Incentive fees as a percentage of net realized and unrealized gains on trading activities	—	8.9%	10.9%	8.9%

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

Cash and cash equivalents are part of the Partnership’s inventory. Cash and cash equivalents of $65,900,269 and $51,326,211 represented approximately 90% and 87% of the Partnership’s assets as of September 30, 2004 and December 31, 2003. The cash and cash equivalents satisfy the Partnership’s need for cash on both a short term and long term basis.

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

NEW ACCOUNTING PRONOUNCEMENT

On May 15, 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, Accounting for Certain Instruments with Characteristics of both Liabilities and Equity (“SFAS 150”). This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS 150 requires that financial instruments that are issued in the form of shares that are mandatorily redeemable on a fixed or determinable date or upon an event certain to occur be classified as liabilities. For SEC registrants deemed “non-public” entities under SFAS 150 such as the Partnership, SFAS 150 is effective for fiscal periods beginning after December 15, 2003. The Partnership adopted SFAS 150 on January 1, 2004. The Partnership has amended its Limited Partnership Agreement to clarify that limited partner interests are not mandatorily redeemable upon an event certain to occur as defined in SFAS 150. Therefore, the adoption of SFAS 150 did not affect the presentation of the Partnership’s financial position and ratios to average net assets.

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

The following table illustrates the VaR for each component of market risk as of September 30, 2004 and December 31, 2003. The dollar values represent the VaR at the 99% confidence level.

Risk Factors	September 30, 2004	December 31, 2003
Interest rate risk	$58,805	$1,282,353
Foreign exchange risk	821,718	50,494
Equity index risk	1,861,220	17,416
Non-financial derivative risk	—	556,394
Correlation offset(1)	(1,206,743)	(1,356,926)

Aggregate VaR	$1,535,000	$549,731

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.

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

The following table illustrates the Partnership’s high, low and average daily VaR during the nine and twelve months ended September 30, 2004 and December 31, 2003 for each component of market risk noted above:

	September 30, 2004			December 31, 2003
Risk Factors	High(2)	Low(2)	Average	High(2)	Low(2)	Average
Interest rate risk	$1,008,870	$34,341	$351,128	$650,116	$114,740	$243,327
Foreign exchange risk	995,294	281,952	444,384	856,664	114,123	248,257
Equity index risk	2,086,493	162,098	715,898	1,081,240	165,731	309,518
Non-financial derivative risk	172,220	28,522	235,592	632,014	54,717	223,765
Correlation offset(1)	(1,502,877)	(321,913)	(779,657)	(1,382,034)	(288,311)	(353,867)

Aggregate VaR	$2,760,000	$185,000	$967,345	$1,838,000	$161,000	$671,000

(1)	The correlation offset equals the difference between Aggregate VaR and the sum of the VaRs for the four risk factors. This offset arises due to the correlation that exists in the individual items being aggregated.
(2)	The balances shown for each component of market risk represent their daily VaRs on the day that the Partnership experienced its highest and lowest daily Aggregate VaR during the period.

At September 30, 2004, the Partnership’s primary market exposure was to foreign exchange and equity index risks.

Changes in interest rates directly affect the price of interest rate futures and may, indirectly, affect the price of foreign exchange futures and equity index futures. At September 30, 2004 the Partnership’s interest rate exposure was primarily to interest rate fluctuations in the United States and other G-7 countries.

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

Cash and Due from Brokers balances are held principally at U.S. banks, U.S. securities dealers, and certain international financial institutions. Cash equivalents consists of overnight deposits with one European bank.

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

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management, with the participation of the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, has evaluated the effectiveness of the Partnership’s disclosure controls and procedures as of September 30, 2004. Based on that evaluation, the Partnership’s management, including the President and Chief Executive Officer and the Chief Financial Officer of the General Partner of the Partnership, concluded that the Partnership’s disclosure controls and procedures were effective as of September 30, 2004. There were no material changes in the Partnership’s internal control over financial reporting during the third quarter of 2004.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Partnership is not aware of any material pending legal proceedings to which it is a party or to which any of its assets are subject.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Partnership initially registered 10,000 Units of Limited Partnership Interests pursuant to a registration statement (Commission file number 33-33982) that was declared effective on September 22, 1990. The Partnership registered an additional 10,000 Units of Limited Partnership Interests on September 9, 1998 (Commission file number 333-52543). Of the 20,000 Units that have been registered, 15,857 Units having an aggregate value of $81,981,092 have been sold through October 1, 2004.

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

ITEM 6. EXHIBITS

31.1	Certification of President and Chief Executive Officer of the General Partner of the Partnership Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer of the General Partner of the Partnership Pursuant to Rule 13A-14(a) and Rule 15D-14(a), of the Securities Exchange Act, as amended.

32.1	Certification of President and Chief Executive Officer of the General Partner of the Partnership Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer of the General Partner of the Partnership Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TUDOR FUND FOR EMPLOYEES L.P.

By:	Second Management LLC, General Partner

By:	/s/ MARK F. DALTON
Mark F. Dalton, President and Chief Executive Officer of the General Partner

By:	/s/ JOHN R. TORELL
John R. Torell, Chief Financial Officer of the General Partner

November 15, 2004